Form 10QSB
period 1996-03-31
LOGAN INTERNATIONAL CORP/CN
filed 1996-05-10
CIK 948727

       ===================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED    March 31, 1996



                                       OR


[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                   EXCHANGE ACT


          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-26354

                           LOGAN INTERNATIONAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                        WASHINGTON                                            91-1636980
             (State or Other Jurisdiction of                               (I.R.S. Employer
              Incorporation or Organization)                             Identification  No.)


             400 BURRARD STREET, SUITE # 1250
           VANCOUVER, BRITISH COLUMBIA, CANADA                                  V6C 3A6
         (Address of Principal Executive Offices)                             (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (604) 683-5767


         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                          Class                                      Outstanding at March 31, 1996
                          -----                                      -----------------------------
                   Common Stock, $0.01                                         6,620,726
                        par value

         Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----


       ===================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS





                          LOGAN INTERNATIONAL CORP.

                      CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED MARCH 31, 1996





                                 (Unaudited)





FORM 10-QSB
QUARTERLY REPORT - Page 2

                           LOGAN INTERNATIONAL CORP.

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)

                                                                        1996                    1995
                                          ASSETS

Cash                                                             $         253,726      $        260,684

Investments in available-for-sale securities                               230,523               274,685

Real estate                                                              7,992,259             9,340,552

Other assets                                                                21,906                31,066
                                                                 -----------------      ----------------

                                                                 $       8,498,414      $      9,906,987
                                                                 =================      ================

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
       Accounts payable                                          $         185,950      $        309,503
       Debt
         Secured                                                         3,415,995             5,270,816
         Due to affiliate                                                        -               200,000
         Redeemable preferred stock                                        143,439               143,439
       Interest payable                                                    413,655               459,398
                                                                 -----------------      ----------------

                                                                         4,159,039             6,383,156
Shareholders' Equity
       Common shares                                                        66,207                65,207
       Additional paid-in capital                                        6,268,471             6,219,471
       Net unrealised gain on
         investment valuation                                              118,211                95,986
       Retained deficit                                                 (2,113,514)           (2,856,833)
                                                                 -----------------      ----------------

                                                                         4,339,375             3,523,831
                                                                 -----------------      ----------------

                                                                 $       8,498,414      $      9,906,987
                                                                 =================      ================





FORM 10-QSB
QUARTERLY REPORT - Page 3

                           LOGAN INTERNATIONAL CORP.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


                                                                            1996               1995
Revenue
         Sale of real estate                                        $      1,255,000      $              -
         Gain from sale of available-for-sale securities                      85,569                     -
         Other                                                                 8,800                 7,422
                                                                    ----------------      ----------------

                                                                           1,349,369                 7,422
Costs and expenses
         Cost of real estate sold and
           related selling costs                                             604,806                     -
         General and administrative                                          112,433               157,669
         Real estate taxes                                                    39,816                58,332
         Interest                                                            105,237               156,578
                                                                    ----------------      ----------------
                                                                             862,292               372,579
                                                                    ----------------      ----------------

Gain (loss) before extraordinary item                                        487,077              (365,157)
Extraordinary item, Gain on debt extinguishment                              256,242                     -
                                                                    ----------------      ----------------

Net (loss) Earnings                                                          743,319              (365,157)
Deficit, beginning of period                                              (2,856,833)             (519,636)
                                                                    ----------------      ----------------

Deficit, end of period                                              $     (2,113,514)     $       (884,793)
                                                                    ================      ================

Earnings (loss) per share
         Loss before extraordinary item                             $           0.07      $          (0.06)
         Extraordinary item                                                     0.04                     -
                                                                    ----------------      ----------------

                                                                    $           0.11      $          (0.06)
                                                                    ================      ================





FORM 10-QSB
QUARTERLY REPORT - Page 4

                           LOGAN INTERNATIONAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                                                                         1996                        1995
Cash flows from operating activities
         Gain (loss) before extraordinary item                     $        487,077            $       (365,157)
         Adjustments to reconcile net loss to net
           cash provided by operating activities:
           Gain from sale of available-for-sale securities                  (85,569)                          -
           Amortization                                                       1,260                       6,170
                                                                   ----------------            ----------------

                                                                            402,768                    (358,987)

         Changes in working capital:
           Real estate                                                      599,850                           -
           Prepaid and other assets                                           8,525                     (51,051)
           Accounts receivable                                                 (623)                     (3,213)
           Payables                                                        (164,659)                   (159,412)
                                                                   ----------------            ----------------

                                                                            845,861                    (572,663)

Cash flows from financing activities
         Borrowing                                                                -                   1,905,035
         Payment of debts                                                (1,004,775)                    (41,109)
                                                                   ----------------            ----------------

                                                                         (1,004,775)                  1,863,926
Cash flows from investing activities
         Purchases of available-for-sale securities                               -                  (1,072,194)
         Proceeds from sale of available-for-sale
           securities                                                       151,956                           -
                                                                   ----------------            ----------------

                                                                            151,956                  (1,072,194)

Net increase in cash                                                         (6,958)                    219,069
Cash, beginning of period                                                   260,684                     172,145
                                                                   ----------------            ----------------

Cash, end of period                                                $        253,726            $        391,214
                                                                   ================            ================





FORM 10-QSB
QUARTERLY REPORT - Page 5

                           LOGAN INTERNATIONAL CORP.
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                  (Unaudited)


Note 1           Basis of Presentation

The interim period financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange
Commission.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the statements and the accompanying notes included in the Registrant's latest annual report on Form 10-KSB. In the opinion of the Registrant, the accompanying unaudited interim financial statements contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

Note 2           Earnings per Share

Earnings per share is computed on the weighted average number of shares outstanding during the period, after considering convertible securities, warrants and options. The weighted average number of shares was 6,582,264 and 6,493,870 for the three months ended March 31, 1996 and three months ended March 31, 1995, respectively.





FORM 10-QSB
QUARTERLY REPORT - Page 6

                         PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - for the three months ended March 31, 1996 compared to the three months ended March 31, 1995

Results of Operations
- - - ---------------------

Revenues for the three months ended March 31, 1996 increased to $1.4 million from $7,422 for the three months ended March 31, 1995 primarily as a result of a sale of real estate for proceeds of $1.3 million and a gain of $85,569 from the sale of securities.

Costs and expenses in the first quarter of 1996 increased to $862,292 from $372,579 in the comparable period of 1995 primarily as a result of the cost of the real estate sold and related selling costs, which totalled $604,806. Interest expense in the three months ended March 31, 1996 decreased to $105,237 from $156,578 in the same period of 1995 as a result of reduced indebtedness.

In the first quarter of 1996, the Company transferred 8 parcels of land to a lender in exchange for an extinguishment of a loan of $1.1 million and related property taxes and assessment payments which resulted in the Company recognizing an extraordinary gain of $256,242.

The Company had net income of $743,319 or $0.11 per share in the first three months of 1996 compared to a net loss of $365,157 or $0.06 per share in the first quarter of 1995.

Liquidity and Capital Resources
- - - -------------------------------

The Company had cash of $253,726 at March 31, 1996 compared to $260,684 at March 31, 1995. At the same time, the Company had available for sale securities of $230,523. In addition, the Company has a $4 million line of credit with a lender of which $0.6 million was outstanding as at March 31, 1996. The line of credit is secured by certain parcels of real estate, matures on December 30, 1997 and bears interest at a rate of prime plus 4% per annum. Since the Company's principle source of revenues is the sale of real estate, and is therefore unpredictable, the Company utilizes its credit facility to cover its cash short falls. The Company believes that this credit facility is adequate for its needs. The Company's ability to satisfy it longer term liquidity needs is dependant on its ability to sell its real estate assets in a timely and orderly fashion. If the Company is unable to accomplish the sale of its real estate assets in this manner, it will have to renegotiate the terms of financing with current mortgage holders or decide to allow certain mortgage holders to foreclose on one or more of their properties.





FORM 10-QSB
QUARTERLY REPORT - Page 7

Operating activities provided cash of $845,861 in the first three months of 1996 compared to using cash of $572,663 in the comparable period of 1995 primarily as a result of $1.3 million received from the sale of real estate.

Financing activities used cash of $1.0 million in the first three months of 1996 compared to providing cash of $1.9 million in the same period in 1995 primarily as a result of repayment of indebtedness.

Investing activities provided cash of $151,956 in the first three months of 1996 compared to using cash of $1 million in the same period in 1995 primarily as a result of the proceeds from the sale of securities. In the first three months of 1995, the Company sold 37,150 shares of MedNet International Ltd. ("MNT") and realized a gain of $85,569 thereon. The Company currently owns 62,850 shares of MNT.

At March 31, 1996, the Company had notes outstanding evidencing indebtedness of $2.2 million which is non-recourse to the Company and secured by deeds of trust on substantially all of the Company's real estate assets. Under the deeds of trust governing the security for this indebtedness, the Company has an obligation to make property tax and assessment payments on the secured properties on a timely basis. Except for a property securing a note in the amount of $645,881, all of the notes secured by the Company's real property are in default and the holders of the notes have the right to foreclose on the properties securing those loans. In the event the holder commences a nonjudicial foreclosure action, under Washington law the Company has the right to cure its default by paying all past due taxes and assessments at any time prior to 10 days before the foreclosure sale. In the event the holder commences a judicial foreclosure action under Washington law, the Company will not have the right to cure the default by paying the past due obligations. If the holder is successful in a judicial foreclosure action, the property will be sold at a sheriff's sale and the Company will have an eight month period following such sale to redeem the property by paying the sheriff's sale price plus interest at 8% per annum.

At the date hereof, the holder of a $555,051 note secured by 56.6 acres of the Company's Gig Harbour property (which totals 102.6 acres) with a total book value of $3 million has commenced a legal foreclosure action. Except as aforesaid, no nonjudicial or judicial foreclosure actions have been commenced as a result of the Company's failure to make property tax or assessment payments on a timely basis.

At March 31, 1996, delinquent real estate taxes on the Company's properties amounted to $640,474. In addition, there is approximately $570,215 in assessments to local improvement districts ("LIDs") which are delinquent. Delinquent real estate taxes and LIDs accrue interest at approximately 12% per annum. Under Washington law, if real estate taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Company anticipates that for the foreseeable future it will permit real estate taxes to remain delinquent, but will pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring.





FORM 10-QSB
QUARTERLY REPORT - Page 8

The following table summarizes the repayment schedule of the Company's secured debt obligations, LIDs and unpaid property taxes at March 31, 1996:

         1996                      $  826,889
         1997                       1,428,399
         1998                         110,120
         1999                         114,212
         2000                         448,630
         Thereafter                   487,745
                                   ----------
                                   $3,415,995

Although all of the Company's real estate assets are encumbered by deeds of trust and other liens, based on appraisals prepared for the Company, the Company believes that the value of its real estate assets substantially exceeds the amount of its secured indebtedness. All of the real estate assets are undeveloped, which makes the appraisal process inherently less certain than with developed properties. Accordingly, no assurance can be given that upon sale of the properties the Company will ultimately realize the appraised value of such properties.

The Company has no commitments for capital expenditures, although it may need to provide funds for certain pre-development work on certain real estate assets in order to enhance their marketability and sale value.

In furtherance of its business plan, the Company intends to acquire controlling interests in operating businesses as opportunities arise. The Company has not acquired any such interests to date and has not identified any opportunities at the date hereof. The Company anticipates that it will require substantial capital to effect its business plan and anticipates that such capital will be provided through the sale or exchange of assets, or through debt or equity financing. No assurance can be given that any necessary capital requirements will be available when needed.


                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING SECTION

In 1995, Triad Investment Corporation ("Triad") commenced an action in the Pierce County Superior Court seeking a declaration that an option agreement made between it and the Company whereby Triad had a right to purchase approximately 68 acres of property held by the Company at Gig Harbour, Washington, for an aggregate of approximately $12.5 million was valid, specific performance thereof and unspecified damages. The Company believes that the claims are without merit and intends to vigorously defend the same. The Company has filed a counter claim against Triad for a declaratory judgment that the option agreement is terminated, quit title to the subject property and unspecified damages.

The Company is also subject to routine litigation incidental to its business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial conditions.





FORM 10-QSB
QUARTERLY REPORT - Page 9

                         PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

Exhibit
Number                         Description
- - - -------                        -----------

  27      Article 5 Financial Data Schedule for 1st Quarter 1996 Form 10-QSB

  (b)  Reports of Form 8-K

       None

FORM 10-QSB
QUARTERLY REPORT - Page 10

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LOGAN INTERNATIONAL CORP.


                                   /s/ Michael J. Smith
                                   --------------------------------------
                                   Michael J. Smith,
                                   Chief Financial Officer and Director


Date:    May 10, 1996


FORM 10-QSB
QUARTERLY REPORT - Page 11

                                 EXHIBIT INDEX

Exhibit
Number                            Description
- - - -------                           -----------

  27      Article 5 Financial Data Schedule for 1st Quarter 1996 Form 10-QSB




FORM 10-QSB
QUARTERLY REPORT - Page 12