Form 10QSB
period 1996-06-30
LOGAN INTERNATIONAL CORP/CN
filed 1996-08-13
CIK 948727

==============================================================================

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                OR
[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ______ TO ______

                  COMMISSION FILE NUMBER 0-26354

                    LOGAN INTERNATIONAL CORP.
(Exact Name of Small Business Issuer as Specified in Its Charter)

            WASHINGTON                          91-1636980
      (State or Other Jurisdiction of         (I.R.S. Employer
       Incorporation or Organization)          Identification  No.)
        #108 - 1201 SW 7th Street
       P.O. Box 860, Renton, WA                  98055-0860
      (Address of Principal Executive Offices)   (Zip Code)

     Issuer's Telephone Number, Including Area Code:  (206) 271-3550

  #1250, 400 Burrard Street, Vancouver, British Columbia, Canada, V6C 3A6
                (Former Address, if Changed Since Last Report)

Check whether the issuer:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class               Outstanding at June 30, 1996
          -------------------       ----------------------------
          Common Stock, $0.01                6,620,726
               par value

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                              ---    ---
==============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

                  PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                    LOGAN INTERNATIONAL CORP.

                CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE SIX MONTHS ENDED JUNE 30, 1996

                           (Unaudited)




















FORM 10-QSB
QUARTERLY REPORT - PAGE 2

                    LOGAN INTERNATIONAL CORP.

                   CONSOLIDATED BALANCE SHEETS

               JUNE 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                                                     1996            1995
                              ASSETS
Cash                                            $    181,236    $    260,684
Investments in available-for-sale securities       6,315,692         274,685
Real estate                                        7,534,187       9,340,552
Other assets                                         103,859          31,066
                                                ------------    ------------
                                                $ 14,134,974    $  9,906,987
                                                ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable                              $    202,548    $    309,503
  Debt
   Secured                                         3,240,744       5,270,816
   Due to affiliate                                        -         200,000
   Redeemable preferred stock                        143,439         143,439
  Interest payable                                   374,964         459,398
                                                ------------    ------------
                                                   3,961,695       6,383,156

Shareholders' equity
  Common shares                                       66,207          65,207
  Preferred shares                                 6,000,000               -
  Additional paid-in capital                       6,268,471       6,219,471
  Net unrealized gain on investment valuation         74,860          95,986
  Retained deficit                                (2,236,259)     (2,856,833)
                                                ------------    ------------
                                                  10,173,279       3,523,831
                                                ------------    ------------
                                                $ 14,134,974    $  9,906,987
                                                ============    ============






FORM 10-QSB
QUARTERLY REPORT - PAGE 3

                    LOGAN INTERNATIONAL CORP.

        CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

           FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                           (Unaudited)

                                                     1996            1995
Revenue
  Sale of real estate                            $  1,255,000   $          -
  Gain from sale of available-
    for-sale securities                               174,702              -
  Other                                                 8,891          9,810
                                                 ------------   ------------
                                                    1,438,593          9,810

Costs and expenses
  Cost of real estate sold and
    related selling costs                             604,806              -
  General and administrative                          244,131        291,457
  Real estate taxes                                    54,117        115,039
  Interest                                            172,973        384,933
                                                 ------------   ------------
                                                    1,076,027        791,429
                                                 ------------   ------------

Income (loss) before extraordinary item               362,566       (781,619)
Extraordinary item, Gain on debt extinguishment       258,008        539,711
                                                 ------------   ------------

Net income (loss)                                     620,574       (241,908)
Deficit, beginning of period                       (2,856,833)      (519,636)
                                                 ------------   ------------
Deficit, end of period                           $ (2,236,259)  $   (761,544)
                                                 ============   ============
Earnings (loss) per share
  Before extraordinary item                      $       0.05   $      (0.12)
  Extraordinary item                                     0.04           0.08
                                                 ------------   ------------
                                                 $       0.09   $      (0.04)
                                                 ============   ============






FORM 10-QSB
QUARTERLY REPORT - PAGE 4

                    LOGAN INTERNATIONAL CORP.

        CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

          FOR THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                           (Unaudited)

                                                     1996            1995
Revenue
  Gain from sale of available-for-sale
    securities                                  $     89,133   $          -
  Other                                                   91          2,390
                                                ------------   ------------
                                                      89,224          2,390

Costs and expenses
  General and administrative                         131,698        103,403
  Real estate taxes                                   14,301         56,707
  Interest                                            67,736        228,355
                                                ------------   ------------
                                                     213,735        388,465
                                                ------------   ------------

Income (loss) before extraordinary item             (124,511)      (386,075)
Extraordinary item, Gain on debt extinguishment        1,766        539,711
                                                ------------   ------------

Net (loss) income                                   (122,745)       153,636
Deficit, beginning of period                      (2,113,514)      (915,180)
                                                ------------   ------------

Deficit, end of period                          $ (2,236,259)  $   (761,544)
                                                ============   ============

Earnings (loss) per share
  Before extraordinary item                     $      (0.02)  $      (0.06)
  Extraordinary item                                       -           0.08
                                                ------------   ------------
                                                $      (0.02)  $       0.02
                                                ============   ============







FORM 10-QSB
QUARTERLY REPORT - PAGE 5

                    LOGAN INTERNATIONAL CORP.

               CONSOLIDATED STATEMENT OF CASH FLOWS

           FOR SIX MONTHS ENDED JUNE  30, 1996 AND 1995

                           (Unaudited)

                                                     1996            1995
Cash flows from operating activities
  Income (loss) before extraordinary item         $    362,566   $   (781,619)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
       Gain from sale of available-for-sale
        securities                                   (174,702)             -
       Amortization                                     2,520         13,180
       Other                                                -         30,385
                                                 ------------   ------------
                                                      190,384       (738,054)

  Changes in working capital
       Real estate                                    552,601              -
       Prepaid and other assets                       (77,931)      (130,680)
       Accounts receivable                               (311)        (3,213)
       Payables                                        37,663        349,420
                                                 ------------   ------------
                                                      702,406       (522,527)

Cash flows from financing activities
  Borrowings                                          230,000      1,905,035
  Payment of debts                                 (1,124,423)      (179,987)
  Issuance of preferred shares                      6,000,000              -
                                                 ------------   ------------
                                                    5,105,577      1,725,048

Cash flows from investing activities
  Purchase of available-for-sale securities        (6,200,000)    (1,072,194)
  Proceeds from sale of available-for-sale
    securities                                        312,569              -
                                                 ------------   ------------
                                                   (5,887,431)    (1,072,194)

Net increase (decrease) in cash                       (79,448)       130,327
Cash, beginning of period                             260,684        172,145
                                                 ------------   ------------
Cash, end of period                              $    181,236   $    302,472
                                                 ============   ============

FORM 10-QSB
QUARTERLY REPORT - PAGE 6

                    LOGAN INTERNATIONAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 1996

                           (Unaudited)

NOTE 1    BASIS OF PRESENTATION

The interim period consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and
Exchange Commission.   Certain information and footnote disclosures normally
included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the statements and the accompanying notes included in the Registrant's latest annual report on Form 10-KSB. In the opinion of the Registrant, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

NOTE 2    PREFERRED SHARES

In June 1996, CVD Financial Corporation ("CVD") subscribed for $6 million of preferred stock of the Registrant (the "Logan Preferred Stock"), subject to certain conditions which were satisfied on June 27, 1996. The Logan Preferred Stock provides for, among other things: (i) a cumulative dividend of 5% per annum; (ii) interest on accrued and unpaid dividends; (iii) redemption by the Registrant at any time and from time to time; (iv) an issue price of $100 per share; (v) one vote per share; and (vi) a 10% premium on the amount paid-up thereon on redemption, liquidation, dissolution or winding-up. CVD and the Registrant are related parties as two officers and directors of the Registrant are officers and directors of CVD.

NOTE 3    EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding during the period, after considering convertible securities, warrants and options. The weighted average number of shares was 6,601,495 and 6,503,559 for the six months ended June 30, 1996 and 1995, respectively.

NOTE 4    RELATED PARTY TRANSACTIONS

In June 1996, the Registrant acquired $2 million of convertible preferred shares in the capital of Arbatax International Inc. ("Arbatax"), which owns approximately 49.9% of the shares of the common stock of the Registrant. Two officers and directors of the Registrant are also officers and directors of Arbatax. CVD subscribed for the Logan Preferred Stock as set forth in Note 2 above.


FORM 10-QSB
QUARTERLY REPORT - PAGE 7

                  PART I.  FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of Logan International Corp. (the "Company") for the six months and quarter ended June 30, 1996 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended June 30, 1996
- ------------------------------------------------------

Revenues for the six months ended June 30, 1996 increased to $1.4 million from $9,810 for the six months ended June 30, 1995, primarily as a result of a sale of real estate for proceeds of $1.3 million and a gain of $174,702 from the sale of securities.

Costs and expenses in the first half of 1996 increased to $1.1 million from $791,429 in the comparable period of 1995, primarily as a result of the cost of the real estate sold and related selling costs, which totalled $604,806. General and administrative expenses decreased to $244,131 in the current period from $291,457 in the comparative period of 1995. Interest expense in the six months ended June 30, 1996 decreased to $172,973 from $384,933 in the same period of 1995 as a result of reduced indebtedness.

In the first half of 1996, the Company transferred ten registered pieces of land to a lender in exchange for an extinguishment of a loan of $1.4 million and related property taxes and assessment payments which resulted in the Company recognizing an extraordinary gain of $258,008.

The Company had net income of $620,574 or $0.09 per share in the first six months of 1996 compared to a net loss of $241,908 or $0.04 per share in the first six months of 1995.

Results of Operations - Three Months Ended June 30, 1996
- --------------------------------------------------------

Revenues for the three months ended June 30, 1996 increased to $89,224 from $2,390 for the three months ended June 30, 1995, primarily as a result of a gain of $89,133 from the sale of securities.

Cost and expenses in the second quarter of 1996 decreased to $213,735 from $388,465 in the comparable period of 1995, primarily as a result of a decrease in interest expense. Interest expense in the three months ended June 30, 1996 decreased to $67,736 from $228,355 in the same period of 1995 as a result of reduced indebtedness.


FORM 10-QSB
QUARTERLY REPORT - PAGE 8

The Company had a net loss of $122,745 or $0.02 per share in the second quarter of 1996 compared to net income of $153,636 or $0.02 per share in the second quarter of 1995. During the three months ended June 30, 1995, the Company transferred one parcel of property, which the Company carried on its balance sheet at a historical cost of $167,000, to a creditor in exchange for $678,000 of debt relief, which resulted in income from an extraordinary item of $539,711 or $0.08 per share.

Liquidity and Capital Resources
- -------------------------------

The Company had cash of $181,236 at June 30, 1996, compared to $253,726 at March 31, 1996 and $260,684 at December 31, 1995. At June 30, 1996, the
Company had available-for-sale securities of $6.3 million, compared to $0.3 million at December 31, 1995, primarily as the result of the investment of the proceeds from the sale of 60,000 shares of second series of preferred stock (the "Logan Preferred Stock") to CVD Financial Corporation ("CVD") for $6 million in June 1996. The Logan Preferred Stock provides for, among other things: (i) a cumulative dividend of 5% per annum; (ii) interest on accrued and unpaid dividends; (iii) redemption by the Company at anytime; (iv) an issue price of $100 per share; (v) one vote per share; and (vi) a 10% premium on the amount paid up thereon on redemption, liquidation, dissolution or winding-up. The Company and CVD have two common directors and the transaction was approved by the disinterested directors of the Company.

The Company has a $4 million line of credit of which $0.7 million was utilized as at June 30, 1996. The line of credit is secured by certain parcels of real estate, matures on December 30, 1997 and bears interest at a rate of prime plus 4% per annum. As the Company's principal source of revenue has been the sale of real estate, and is therefore unpredictable, the Company utilizes its credit facility to cover its cash short falls. The Company believes that this credit facility is adequate for its needs. The Company's ability to satisfy its long-term liquidity needs is dependant on its ability to sell its real estate assets in a timely and orderly fashion. If the Company is unable to accomplish the sale of its real estate assets in this manner, it will have to sell or dispose of investments, renegotiate the terms of financing with current mortgage holders or decide to allow certain mortgage holders to foreclose on one or more of their properties.

Operating activities provided cash of $702,406 in the first six months of 1996, compared to using cash of $522,527 in the comparable period of 1995, primarily as a result of proceeds of $1.3 million from the sale of real estate properties. Financing activities provided cash of $5.1 million in the first half of 1996, compared to $1.7 million in the comparative period of 1995, primarily as a result of the sale of the Logan Preferred Stock. Investing activities used cash of $5.9 million in the first six months of 1996, compared to using cash of $1.1 million in the same period of 1995. Investing activities in the current period included the acquisition of $2 million of convertible preferred shares of Arbatax. Subsequently, the Company agreed to acquire an additional $4 million of such preferred shares.

FORM 10-QSB
QUARTERLY REPORT - PAGE 9

At June 30, 1996, the Company had notes outstanding evidencing indebtedness of $1.2 million which are non-recourse to the Company and secured by deeds of trust on substantially all of the Company's real estate assets. Under the deeds of trust governing the security for this indebtedness, the Company has an obligation to make property tax and assessment payments on the secured properties on a timely basis. Except for properties securing two notes in the aggregate amount of $1,086,232, all of the notes secured by the Company's real property are in default and the holders of the notes have the right to foreclose on the properties securing those loans. In the event that any such holder commences a nonjudicial foreclosure action, under Washington law the Company has the right to cure its default by paying all past due taxes and assessments at any time prior to 10 days before the foreclosure sale. In the event that a holder of a note commences a judicial foreclosure action under Washington law, the Company will not have the right to cure the default by paying the past due obligations. If such a holder is successful in a judicial foreclosure action, the property will be sold at a sheriff's sale and the Company will have an eight month period following such sale to redeem the property by paying the sheriff's sale price plus interest at 8% per annum.

As at June 30, 1996, the holder of a $555,051 note secured by 56.6 acres of the Company's Gig Harbour property (which totals 102.6 acres) with a total book value of $3.0 million has commenced a legal foreclosure action. Except as aforesaid, no nonjudicial or judicial foreclosure actions have been commenced as a result of the Company's failure to make property tax or assessment payments on a timely basis.

At June 30, 1996, delinquent real estate taxes on the Company's properties amounted to $745,935. In addition, there is approximately $603,524 in assessments to local improvement districts ("LIDs") which are delinquent. Delinquent real estate taxes and LIDs accrue interest at approximately 12% per annum. Under Washington law, if real estate taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Company anticipates that for the foreseeable future it will permit real estate taxes to remain delinquent, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring.

The following table summarizes the repayment schedule of the Company's secured debt obligations, LIDs and unpaid property taxes at June 30, 1996:

            Year Ending
            June 30,
            -----------
              1997              $   932,533
              1998                1,117,502
              1999                  110,120
              2000                  114,212
              2001                  478,631
              Thereafter            487,746
                                -----------
                                $ 3,240,744
                                ===========

FORM 10-QSB
QUARTERLY REPORT - PAGE 10

Substantially all of the Company's real estate assets are subject to delinquent LIDs and property taxes and certain parcels are encumbered by deeds of trust. Based upon appraisals prepared for the Company, it believes that the value of its real estate assets substantially exceeds the amount of all such indebtedness. All of the real estate assets are undeveloped, which makes the appraisal process inherently less certain than with developed properties. Accordingly, no assurance can be given that upon sale of the properties the Company will ultimately realize the appraised value of such properties.

The Company may develop two parcels of real estate at Gig Harbour and Federal Way for residential/commercial and commercial use, respectively. Such development may be conducted through partnerships, joint ventures or other economic associations with local developers. The Company expects that its involvement will be limited to "bare land" development work such as zoning, subdivision, arranging services and permits and related activities.
Currently, the Company, along with other owners in the area, is endeavouring to have its Gig Harbour property annexed to the City of Gig Harbour (which is adjacent to the combined properties) from Pierce County, Washington. The Company's Gig Harbour property is current zoned for commercial and single family uses but the intensity of development under Pierce County ordinances does not make development feasible at this time. If the annexation petition is successful, the zoning designation within the City of Gig Harbour will permit increased density and the inclusion of multi-family housing. In addition, the Company may carry out pre-development work on certain other real estate assets in order to enhance their marketability and sale value.

The Company may also seek controlling interests in operating businesses as opportunities arise. The Company has not acquired any such interests to date and has not identified any opportunities at the date hereof. The Company anticipates that it may require substantial capital to pursue any such opportunities and anticipates that such capital will be provided through the sale or exchange of assets, or through debt or equity financing. No assurance can be given that any necessary capital requirements will be available when needed.


                   PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 1995 and quarterly report on Form 10-QSB for the period ended March 31, 1996 for information concerning certain legal proceedings.

ITEM 2.    CHANGES IN SECURITIES

The Logan Preferred Stock ranks in priority to the Company's common stock in the event of wind-up, dissolution or liquidation and restricts the payment of dividends on and the redemption or purchase of shares ranking junior to the Logan Preferred Stock, unless all accrued and unpaid






FORM 10-QSB
QUARTERLY REPORT - PAGE 11
dividends and interest on the Logan Preferred Stock and other shares ranking prior to or on parity with it have been paid or set aside for payment.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 29, 1996. At the meeting, Mr. M.J. Smith and Mr. J.S.H. Lee were re-elected for three year terms and joined Mr. G. Elderken and Mr. R. Waldvogel whose terms do not expire until 1997 and Mr. L. Petersen whose term does not expire until 1998.

The following matters were submitted and voted upon at the meeting:

1.   Election of Directors.

                                                           Abstentions and
        Name        Votes For        Votes Withheld       Broker Non-Votes
     ---------      ---------        --------------       ----------------
     M.J. Smith     3,954,875            49,840                  -
     J.S.H. Lee     3,954,875            49,840                  -

2.   To approve the Company's 1994 Non-Qualified Stock Option Plan.

                                                          Abstentions and
     Votes For      Votes Against    Votes Withheld       Broker Non-Votes
     ---------      -------------    --------------       ----------------
     3,753,088         172,895           78,732                  -


ITEM 5.    OTHER INFORMATION

None















FORM 10-QSB
QUARTERLY REPORT - PAGE 12

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
Exhibit
Number                             Description
- -------                            -----------

 3.1 Articles of Amendment to Articles of Incorporation of Logan International Corp. Incorporated by reference from Form 8-K dated June 27, 1996.

10.1 Subscription Agreement between Logan International Corp. and CVD Financial Corporation dated for reference June 20, 1996. Incorporated by reference from Form 8-K dated June 27, 1996.

 27       Article 5 Financial Data Schedule for 2nd Quarter 1996 Form 10-QSB.

  (b)  Reports on Form 8-K:

        A report on Form 8-K dated June 27, 1996 was filed reporting under:
        Item 1.    Changes in Control of Registrant.
        Item 5.    Other Events.



FORM 10-QSB
QUARTERLY REPORT - PAGE 13

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               LOGAN INTERNATIONAL CORP.

                                                  /s/ Michael J. Smith
                                               -------------------------
                                               Michael J. Smith, Chief
                                               Financial Officer and Director

Date:   August 9, 1996



































FORM 10-QSB
QUARTERLY REPORT - PAGE 14

                          EXHIBIT INDEX

Exhibit
Number                           Description
- -------                          -----------
  3.1      Articles of Amendment to Articles of Incorporation of Logan
           International Corp. Incorporated by reference from Form 8-K dated June 27, 1996.

 10.1      Subscription Agreement between Logan International Corp.
           and CVD Financial Corporation dated for reference June 20, 1996.
           Incorporated by reference from Form 8-K dated June 27, 1996.

  27       Article 5 Financial Data Schedule for 2nd Quarter 1996 Form 10-QSB.


FORM 10-QSB
QUARTERLY REPORT - PAGE 15