Form 10QSB
period 1996-09-30
LOGAN INTERNATIONAL CORP/CN
filed 1996-11-12
CIK 948727

==============================================================================

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the transition period from        to
                                            ------   ------

                  Commission file number 0-26354

                    LOGAN INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

                    Washington                    91-1636980
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification  No.)

                    #108 - 1201 SW 7th Street
                     P.O. Box 860, Renton, WA
                            98055-0860
             (Address of principal executive offices)

                          (206) 271-3550
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ---   ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                    Outstanding at November 1, 1996
              -----                    -------------------------------
        Common Stock, $0.01                        6,665,726
            par value

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---
==============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices, and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.



                  PART I.  FINANCIAL INFORMATION
                           ---------------------

ITEM 1.  FINANCIAL STATEMENTS





                    LOGAN INTERNATIONAL CORP.

                CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                           (Unaudited)
















FORM 10-QSB
QUARTERLY REPORT - PAGE 2

                    LOGAN INTERNATIONAL CORP.

                   CONSOLIDATED BALANCE SHEETS

             SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                                                  1996            1995
                              ASSETS
Cash                                          $  1,430,059     $    260,684
Investments in available-for-sale securities     6,307,356          274,685
Real estate                                      6,072,643        9,340,552
Other assets                                        49,272           31,066
                                              ------------     ------------
                                              $ 13,859,330     $  9,906,987
                                              ============     ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable                            $    220,598     $    309,503
  Debt
    Secured                                      3,099,947        5,270,816
    Due to affiliate                               100,000          200,000
    Redeemable preferred stock                     143,439          143,439
  Interest payable                                 420,929          459,398
                                              ------------     ------------
                                                 3,984,913        6,383,156

Shareholders' equity
  Common shares                                     66,657           65,207
  Preferred shares                               6,000,000                -
  Additional paid-in capital                     6,290,521        6,219,471
  Net unrealized gain on investment valuation       66,523           95,986
  Retained deficit                              (2,549,284)      (2,856,833)
                                              ------------     ------------
                                                 9,874,417        3,523,831
                                              ------------     ------------
                                              $ 13,859,330     $  9,906,987
                                              ============     ============





FORM 10-QSB
QUARTERLY REPORT - PAGE 3

                    LOGAN INTERNATIONAL CORP.

        CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

        FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                           (Unaudited)

                                                  1996            1995
Revenue
  Sale of real estate                         $  2,642,717     $          -
  Gain from sale of available-for-sale
   securities                                      174,702                -
  Other                                              8,891           15,204
                                              ------------     ------------
                                                 2,826,310           15,204

Costs and expenses
  Cost of real estate sold and
   related selling costs                         1,878,672                -
  General and administrative                       580,605          400,401
  Real estate taxes                                 78,391          170,921
  Interest                                         239,101          604,657
                                              ------------     ------------

                                                 2,776,769        1,175,979
                                              ------------     ------------

Income (loss) before extraordinary item             49,541       (1,160,775)
Extraordinary item, Gain on debt
 extinguishment                                    258,008          299,579
                                              ------------     ------------
Net income (loss)                                  307,549         (861,196)
Deficit, beginning of period                    (2,856,833)        (519,636)
                                              ------------     ------------
Deficit, end of period                        $ (2,549,284)    $ (1,380,832)
                                              ============     ============

Earnings (loss) per share
  Before extraordinary item                   $      (0.01)    $      (0.18)
  Extraordinary item                                  0.04             0.05
                                              ------------     ------------
                                              $       0.03     $      (0.13)
                                              ============     ============




FORM 10-QSB
QUARTERLY REPORT - PAGE 4

                    LOGAN INTERNATIONAL CORP.

        CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

        FOR THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                           (Unaudited)

                                                  1996            1995
Revenue
  Sale of real estate                        $  1,387,717     $          -
  Other                                                 -            5,394
                                             ------------     ------------
                                                1,387,717            5,394

Costs and expenses
  Cost of real estate sold and
   related selling costs                        1,273,866                -
  General and administrative                      336,474          108,944
  Real estate taxes                                24,274           55,882
  Interest                                         66,128          219,724
                                             ------------     ------------
                                                1,700,742          384,550
                                             ------------     ------------

Loss before extraordinary item                   (313,025)        (379,156)
Extraordinary item, Loss on debt
 extinguishment                                         -         (240,132)
                                             ------------     ------------

Net loss                                         (313,025)        (619,288)
Deficit, beginning of period                   (2,236,259)        (761,544)
                                             ------------     ------------

Deficit, end of period                       $ (2,549,284)    $ (1,380,832)
                                             ============     ============

Loss per share
  Before extraordinary item                  $      (0.06)    $      (0.06)
  Extraordinary item                                    -            (0.03)
                                             ------------     ------------
                                             $      (0.06)    $      (0.09)
                                             ============     ============




FORM 10-QSB
QUARTERLY REPORT - PAGE 5

                    LOGAN INTERNATIONAL CORP.

               CONSOLIDATED STATEMENT OF CASH FLOWS

        FOR NINE MONTHS ENDED SEPTEMBER  30, 1996 AND 1995

                           (Unaudited)

                                                  1996            1995
Cash flows from operating activities
  Income (loss) before extraordinary item     $     49,541     $ (1,160,775)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Gain from sale of available-for-sale
      securities                                  (174,702)               -
     Write-down of property                        205,000                -
     Amortization                                    2,520           20,190
     Other                                               -           30,385
                                              ------------     ------------
                                                    82,359       (1,110,200)

  Changes in working capital:
     Real estate                                 1,809,145                -
     Prepaid and other assets                      (23,344)         (41,009)
     Accounts receivable                              (311)          (1,578)
     Payables                                          502          519,553
                                              ------------     ------------
                                                 1,868,351         (633,234)

Cash flows from financing activities
  Borrowings                                       330,000        1,905,035
  Payment of debts                              (1,164,045)        (259,555)
  Issuance of preferred shares                   6,000,000                -
  Issuance of common shares                         22,500                -
                                              ------------     ------------
                                                 5,188,455        1,645,480

Cash flows from investing activities
  Purchase of available-for-sale securities     (6,200,000)      (1,072,194)
  Proceeds from sale of available-for-sale
   securities                                      312,569                -
                                              ------------     ------------
                                                (5,887,431)      (1,072,194)
                                              ------------     ------------

Net increase (decrease) in cash                  1,169,375          (59,948)
Cash, beginning of period                          260,684          172,145
                                              ------------     ------------

Cash, end of period                           $  1,430,059     $    112,197
                                              ============     ============


FORM 10-QSB
QUARTERLY REPORT - PAGE 6

                    LOGAN INTERNATIONAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                           (Unaudited)

Note 1  Basis of Presentation
        ---------------------

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

Note 2  Preferred Shares
        ----------------

In June 1996, the Registrant sold $6 million of its preferred stock (the "Logan Preferred Stock") to Drummond Financial Corporation, formerly called CVD Financial Corporation ("Drummond"). The Logan Preferred Stock provides for, among other things: (i) a cumulative dividend of 5% per annum; (ii) interest on accrued and unpaid dividends; (iii) redemption by the Registrant at any time and from time to time; (iv) an issue price of $100 per share; (v) one vote per share; and (vi) a 10% premium on the amount paid-up thereon on redemption, liquidation, dissolution or winding-up.

Note 3  Earnings per Share
        ------------------

Earnings per share is computed on the weighted average number of shares outstanding during the period, after considering convertible securities, warrants and options. The weighted average number of shares was 6,608,117 and 6,508,604 for the nine months ended September 30, 1996 and 1995, respectively.

Note 4  Related Party Transactions
        --------------------------

In June 1996, the Registrant acquired $2 million of convertible preferred shares (the "Arbatax Preferred Shares") in the capital of Arbatax International Inc. ("Arbatax"), which owns approximately 49.9% of the shares of common stock of the Registrant. Subsequently, the Registrant acquired an additional $4 million of Arbatax Preferred Shares. Certain officers and directors of the Registrant are also officers and directors of Arbatax. Drummond acquired the Logan Preferred Stock as set forth in Note 2 above. Certain officers and directors of the Registrant are also officers and directors of Drummond, and Arbatax owns all of the preferred and 34.6% of the common stock of Drummond.

FORM 10-QSB
QUARTERLY REPORT - PAGE 7

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of Logan International Corp. (the "Company") for the nine months and quarter ended September 30, 1996 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Nine Months Ended September 30, 1996
------------------------------------------------------------

Revenues for the nine months ended September 30, 1996 increased to $2.8 million from $15,204 for the nine months ended September 30, 1995, primarily as a result of the sale of real estate for proceeds of $2.6 million and a gain of $174,702 from the sale of securities.

Costs and expenses for the nine months ended September 30, 1996 increased to $2.8 million from $1.2 million in the comparable period of 1995, primarily as a result of the cost of real estate sold and related selling costs, which totalled $1.9 million. General and administrative expenses increased to $580,605 in the current period from $400,401 in the comparative period of 1995, primarily as a result of a write-down of property of $205,000. Interest expense in the nine months ended September 30, 1996 decreased to $239,101 from $604,657 in the same period of 1995, as a result of reduced indebtedness.

In the nine months ended September 30, 1996, the Company transferred 10 registered pieces of land to a lender in exchange for an extinguishment of a loan of $1.4 million and related property taxes and assessment payments, which resulted in the Company recognizing an extraordinary gain of $258,008. The Company recognized an extraordinary gain of $299,579 in the comparative period of 1995.

The Company had net income of $307,549 or $0.03 per share in the first nine months of 1996, compared to a net loss of $861,196 or $0.13 per share in the first nine months of 1995.

Results of Operations - Three Months Ended September 30, 1996
-------------------------------------------------------------

Revenues for the three months ended September 30, 1996 increased to $1.4 million from $5,394 for the three months ended September 30, 1995, as a result of a sale of real estate.

Costs and expenses in the third quarter of 1996 increased to $1.7 million from $384,550 in the comparable period of 1995, primarily as a result of the cost of real estate sold and related selling costs, which totalled $1.3 million. General and administrative expenses increased to $336,474



FORM 10-QSB
QUARTERLY REPORT - PAGE 8
in the current period from $108,944 in the third quarter of 1995, primarily as the result of a write-down of property of $205,000. Interest expense in the three months ended September 30, 1996 decreased to $66,128 from $219,724 in the same period of 1995, as a result of reduced indebtedness.

The Company had a net loss of $313,025 or $0.06 per share in the third quarter of 1996, compared to a net loss of $619,288 or $0.09 per share in the third quarter of 1995. During the three months ended September 30, 1995, the Company transferred one parcel of property, which the Company carried on its balance sheet at a historical cost of $305,000, to a creditor who assumed certain liabilities relating to such property and provided the Company with an extension of an existing loan, which resulted in a loss from an extraordinary item of $240,132 or $0.03 per share.

Liquidity and Capital Resources
-------------------------------

The Company had cash of $1.4 million at September 30, 1996, compared to $260,684 at December 31, 1995. At September 30, 1996, the Company had available-for-sale securities of $6.3 million, compared to $274,685 at December 31, 1995, primarily as the result of the investment of the proceeds from the sale of 60,000 shares of second series preferred stock (the "Logan Preferred Stock") to Drummond Financial Corporation, formerly called CVD Financial Corporation ("Drummond"), for $6 million in June 1996. The Logan Preferred Stock provides for, among other things: (i) a cumulative dividend of 5% per annum; (ii) interest on accrued and unpaid dividends; (iii) redemption by the Company at anytime; (iv) an issue price of $100 per share; (v) one vote per share; and (vi) a 10% premium on the amount paid-up thereon on redemption, liquidation, dissolution or winding-up. The Company and Drummond have two common directors and the transaction was approved by the disinterested directors of the Company.

The Company has a $4 million line of credit of which $0.7 million was utilized as at September 30, 1996. The line of credit is secured by certain parcels of real estate, matures on December 30, 1997 and bears interest at a rate of prime plus 4% per annum. As the Company's principal source of revenue has been the sale of real estate, and is therefore unpredictable, the Company utilizes its credit facility to cover its cash short-falls. The Company believes that this credit facility is adequate for its needs.

Operating activities provided cash of $1.9 million in the first nine months of 1996, compared to using cash of $633,234 in the comparable period of 1995, primarily as a result of proceeds of $2.6 million from the sale of real estate. Financing activities provided cash of $5.2 million in the first nine months of 1996, compared to $1.6 million in the comparative period of 1995, primarily as a result of the sale of the Logan Preferred Stock. Investing activities used cash of $5.9 million in the first nine months of 1996, compared to using cash of $1.1 million in the same period of 1995. Investing activities in the current period included the acquisition of an aggregate of $6 million of convertible preferred shares of Arbatax International Inc. ("Arbatax"). The Company and Arbatax have two common directors.



FORM 10-QSB
QUARTERLY REPORT - PAGE 9

At September 30, 1996, the Company had $1.2 million in outstanding notes which is non-recourse to the Company and secured by deeds of trust on substantially all of the Company's real estate assets. Pursuant to such deeds of trust, the Company is obligated to make property tax and assessment payments on the secured properties on a timely basis. All of the foregoing notes are in default and the holders of such notes have the right to foreclose on the properties securing same. In the event that any such holder commences a nonjudicial foreclosure action, under Washington law the Company has the right to cure its default by paying all past due taxes and assessments at any time prior to 10 days before the foreclosure sale. In the event that a holder of a note commences a judicial foreclosure action under Washington law, the Company will not have the right to cure the default by paying the past due obligations. If such a holder is successful in a judicial foreclosure action, the property will be sold at a sheriff's sale and the Company will have an eight month period following such sale to redeem the property by paying the sheriff's sale price plus interest at 8% per annum.

As at September 30, 1996, the holder of a $555,051 note secured by 56.6 acres of the Company's Gig Harbour property (which totals 102.6 acres) with a total book value of $3.0 million has commenced a legal foreclosure action. The property is scheduled to be sold in the fourth quarter of 1996, after which time, the Company will have eight months to redeem the property, if it so elects. Except as aforesaid, no nonjudicial or judicial foreclosure actions have been commenced as a result of the Company's failure to make property tax or assessment payments on a timely basis.

At September 30, 1996, delinquent real estate taxes on the Company's properties amounted to $644,762. In addition, there is approximately $530,533 in assessments to local improvement districts ("LIDs") which are delinquent. Substantially all of the Company's properties are subject to delinquent LIDs and property taxes. Delinquent real estate taxes and LIDs accrue interest at approximately 12% per annum. Under Washington law, if real estate taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Company anticipates that for the foreseeable future it will permit real estate taxes to remain delinquent, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring.













FORM 10-QSB
QUARTERLY REPORT - PAGE 10

The following table summarizes the repayment schedule of the Company's secured debt obligations, LIDs and unpaid property taxes at September 30, 1996:

           Year Ending
           September 30,
           -------------

              1997             $ 1,623,988
              1998                 781,959
              1999                  55,667
              2000                 415,667
              2001                  55,667
              Thereafter           166,999
                               -----------
                               $ 3,099,947
                               ===========

Based upon appraisals prepared for the Company, the Company believes that the value of its real estate assets substantially exceeds the amount of all such indebtedness. All of the real estate assets are undeveloped, which makes the appraisal process inherently less certain than with developed properties. Accordingly, no assurance can be given that upon sale of the properties the Company will ultimately realize the appraised value of such properties.

The Company intends to develop its Gig Harbour property for residential/commercial use. The property is currently zoned for limited commercial and single family uses, but the intensity of development permitted by current ordinances does not make development feasible. As a result, the Company, along with other owners in the area, is in the process of having its Gig Harbour property annexed to the City of Gig Harbour from Pierce County, Washington. The annexation petition has been unanimously approved by the Gig Harbour City Council and is now under final review by the Pierce County Boundary Review Board. If such petition is successful, the zoning designation within the City of Gig Harbour will permit increased density and the inclusion of multi-family housing. Any development of the Gig Harbour property may be conducted through partnerships, joint ventures or other economic associations with local developers. The Company's current involvement is limited to "bare land" development work, including zoning, subdivision, arranging services and permits and related activities.

In addition, the Company may carry out pre-development work on certain other real estate assets in order to enhance their marketability and sale value. In September 1996, the Company sold one of its properties for $1.4 million. The cost of real estate sold and related selling costs were $1.3 million.

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

FORM 10-QSB
QUARTERLY REPORT - PAGE 11

                   PART II.  OTHER INFORMATION
                             -----------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 1995, and quarterly report on Form 10-QSB for the period ended March 31, 1996, for information concerning certain legal proceedings.

ITEMS 2-5.  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

Exhibit
Number                Description
-------               -----------

  27   Article 5 Financial Data Schedule for 3rd Quarter 1996 Form 10-QSB


  (b)  Reports on Form 8-K

       None

























FORM 10-QSB
QUARTERLY REPORT - PAGE 12

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               LOGAN INTERNATIONAL CORP.

                                               /s/ Michael J. Smith
                                               --------------------------
                                               Michael J. Smith,
                                               Chief Financial Officer
                                               and Director
Date:  November 4, 1996


































FORM 10-QSB
QUARTERLY REPORT - PAGE 13

                          EXHIBIT INDEX

Exhibit
Number                         Description
-------                        -----------
  27        Article 5 Financial Data Schedule for 3rd Quarter 1996 Form 10-QSB








FORM 10-QSB
QUARTERLY REPORT - PAGE 14