Form 10KSB
period 1996-12-31
LOGAN INTERNATIONAL CORP/CN
filed 1997-03-31
CIK 948727

==============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-KSB

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended    December 31, 1996
                                     -----------------
                                OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                          -----------       -----------

                  Commission file number 0-26354

                    LOGAN INTERNATIONAL CORP.
          (Name of small business issuer in its charter)

               Washington                                91-1636980
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification  No.)

          #108 - 1201 SW 7th Street
          P.O. Box 860, Renton  WA                     98055-0860
     (Address of principal executive offices)          (Zip Code)

 Issuer's telephone number, including area code:  (206) 271-3350

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common
                      Stock, $0.01 Par Value

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X     No
                           -----      -----
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer's revenues for the most recent fiscal year were $3,818,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked prices on March 17, 1997 was $841,258.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes    X     No
                                                       -----      -----
     The number of shares outstanding of the Registrant's Common Stock, as of December 31, 1996 was 10,837,808.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1996 Proxy Statement to be filed within 120 days of the fiscal year ended December 31,1996 are incorporated by reference into Part
III. Certain exhibits in Part III are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

     Transitional Small Business Disclosure Format: Yes        No   X
                                                        -----     -----
==============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices and other economic conditions; actions by competitors; natural phenomena; actions by government and regulatory authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

                        TABLE OF CONTENTS
                        -----------------

                                                                          PAGE
                                                                          ----

                              PART I
                              ------

ITEM 1.     DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .4

ITEM 2.     DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . .8

ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . 10

                             PART II
                             -------

ITEM 5.     MARKET FOR COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . .10

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . 11

ITEM 7.     FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 14

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . .14

                             PART III
                             --------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . .14

ITEM 10.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . 14

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . .14

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . 14

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

                              PART I
                              ------

ITEM 1.   DESCRIPTION OF BUSINESS

The Company

Logan International Corp. ("Logan" or the "Company") was incorporated in the State of Washington on September 15, 1993 and commenced operations in April 1994.

General

On August 5, 1993, five Washington State real estate limited partnerships controlled by the same general partner filed a petition under Chapter 11 of the Federal Bankruptcy Act. These partnerships were Olympia Highlands Associates; Olympia II; Thompson Properties 3; Thompson Properties Four; and Thompson Properties Five (collectively, the "Thompson Partnerships"). On March 31, 1994, the Federal Bankruptcy Court in Seattle, Washington, confirmed the Thompson Partnerships' Plan of Reorganization (the "Plan"). The assets of the Thompson Partnerships consisted of multiple parcels of undeveloped real estate and one office building. The Plan provided that certain of the undeveloped parcels and the office building were transferred to creditors of the Thompson Partnerships in exchange for debt relief and that the balance of the assets of the Thompson Partnerships were transferred to Logan in exchange for an aggregate of 3,235,291 shares of common stock, which shares were distributed to the partners of the Thompson Partnerships. In addition, Logan assumed the remaining indebtedness of the Thompson Partnerships.

In July 1994, the Company acquired another parcel of undeveloped real estate consisting of approximately 17.2 acres in Federal Way, Washington, in exchange for 2,153,625 shares of common stock at a price of $1.393 per share, warrants to purchase additional shares which were subsequently cancelled unexercised, and the assumption of $138,090 of unpaid real estate liens.

In December 1996, the Company acquired approximately 50.3% of the issued shares of common stock of ICHOR Corporation ("ICHOR"), a Delaware company engaged in the environmental services business, based in Monroeville, Pennsylvania and whose shares of common stock are listed on the NASDAQ SmallCap Market. ICHOR's operations include providing environmental remediation services and refining petroleum waste products and processing and disposing of oily waste waters. ICHOR's results of operations have not been included in the Company's financial statements for 1996 as it was acquired near year end, but its assets and liabilities are included in the Company's consolidated balance sheets at December 31, 1996.

The Company is a subsidiary of MFC Bancorp Ltd. ("MFC"), who initially acquired approximately 48% of the Company's shares of common stock in the first half of 1996. Subsequently, in December 1996, MFC acquired an additional 4,172,082 shares of common stock from the treasury of the Company at a price of $0.58 per share to increase its holdings to approximately 69.0% of the issued common stock of the Company. In addition, Drummond Financial Corporation ("Drummond"), a subsidiary of MFC, acquired $6 million of preferred shares, series B (the "Series B Preferred Shares") in the capital stock of the Company in June of 1996.

Business of the Company

Since it commenced operations in April 1994, the Company has been engaged in the real estate business. All of the Company's real estate assets are located in the Puget Sound region in the State of Washington, are undeveloped and a substantial portion are in a pre-development state. Logan intends to utilize and redeploy its real estate assets to finance the acquisition of controlling interests in operating businesses. Therefore, while Logan is active in real estate operations, it is not anticipated that Logan will remain a real estate company. If opportunities arise, Logan may acquire additional real estate assets. Logan does not intend to develop any of the undeveloped real estate properties, but in certain instances may participate in development joint venture arrangements as an interim step in the sale of a property and will continue pre-development work on the properties to the extent necessary to protect or enhance their value.

Logan has undertaken the active marketing of certain of its real estate assets in order to raise cash to pay operating expenses and the carrying costs of the remaining properties. It may be necessary to sell certain properties at a discount to their appraised values in order to sell them in a timely fashion for cash. Logan believes, however, that this will allow the remainder of the portfolio to be marketed in an orderly fashion and to obtain greater value.

In the year ended December 31, 1996, the Company sold six registered pieces of real estate for proceeds of $3.6 million. Additionally, the Company transferred 10 registered pieces of real estate to lenders in exchange for extinguishment of indebtedness totalling $1.7 million which resulted in an extraordinary gain of $0.3 million.

The development of real property in the State of Washington is subject to multiple layers of government regulation, including state law and ordinances of the city and county where the property is located. Environmental regulations at the federal, state and local levels with regard to wetlands, stormwater retention and discharge, wildlife, tree preservation, slopes and groundwater recharge have greatly increased the cost and uncertainty of development and have lengthened the time necessary to receive permits. As a consequence, fewer developers are buying properties and these developers tend to wait until the permitting process is near completion before committing to a purchase.

The type and intensity of development of real property is subject to the comprehensive plan and zoning designation within the city or county in which the property is located. Development of real property is also affected by any sensitive areas, such as wetlands, streams or wildlife habitat, located on the site. Both the local government and the Army Corps of Engineers have jurisdiction over wetland areas. Upon delivery of a development proposal the government agency will examine the site and delineate any wetland areas.
These areas must either be left undisturbed with sufficient buffers or a mitigation plan must be approved. Due to the broad definition of wetlands, it is common for undeveloped property in the western Washington area to have some wetlands present. The majority of the Company's properties have had some wetland areas delineated.

In 1990, the Washington legislature passed the Growth Management Act ("GMA")to "guide the development and adoption of comprehensive plans and development regulations" in Washington State. The goal of the comprehensive development plans was to, among other things, reduce the development density in rural areas, encourage affordable housing and a variety of housing densities, maintain and conserve natural resource industries and lands and protect and enhance the environment and the availability of water.

Under the GMA, the counties in which the Company's properties are located have a several year period in which to develop county-wide growth plans which will delineate those areas in which growth will be accommodated over the next twenty years. As a result of the uncertainty which has resulted from the formulation of these growth plans, the permitting process has been delayed.
It is believed, however, that all of the Company's properties are located in areas where additional growth will be permitted.

The Company intends to use the proceeds from the sale of its real estate assets to acquire controlling equity interests in operating businesses. The Company may also seek to exchange its real estate assets for equity interests. The Company will seek to acquire interests in companies in which management believes its expertise in financial restructuring and asset management can add value to the Company's investment. In order to accomplish such acquisitions, the Company may engage in joint ventures with affiliated companies.

In December 1996, the Company acquired a 50.3% interest in ICHOR through a series of transactions whereby it initially indirectly acquired a loan receivable (the "McCook Loan") of Drummond for $2.4 million which was secured by, inter alia, the assets of a waste oil recycling facility located in McCook County, Illinois (the "McCook Facility"). The Company subsequently transferred the McCook Loan to ICHOR in consideration for a promissory note in the amount of $1.4 million, which matures on December 16, 1999 and bears interest at 8% per annum and 2,500,000 of common stock of ICHOR. ICHOR subsequently acquired the McCook Facility pursuant to a bankruptcy court sale. The purchase price for the McCook Facility was credited against the amount outstanding under the McCook Loan.

ICHOR is in the environmental services business, including remediation and recycling. Its operations consist of providing remediation services to assist commercial, industrial and government customers in complying with environmental laws and regulations and re-refining petroleum waste products and processing and disposing of oily waste waters. ICHOR's remediation services range from initial assessment of site contamination through the design and implementation of remediation and treatment systems to remove contamination. The McCook Facility converts waste oil into distillate and other recycled petroleum products and processes and disposes of oily waste waters. This plant is one of four such facilities in North America. ICHOR is in the process of bringing the McCook Facility on-line in the second quarter of 1997. The facility was not operated by ICHOR in 1996.

ICHOR's environmental remediation services business is primarily derived from and regulated by the environmental laws and regulations promulgated by the U.S. Congress and federal departments and agencies, such as the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration, which are responsible for protecting and monitoring certain natural resources (such as air, water and soil) and occupational working conditions. Environmental laws are also adopted by many states and local governments, which are often responsible for the enforcement of the same.

Projects involving remediation and potential closure of contaminated facilities are generally generated by: (i) clean-up programs funded by federal agencies such as the Department of Energy and the Department of Defense and under the Superfund Amendments and Reauthorization Act of 1986; (ii) corrective actions and closures mandated by regulations effecting both government and industry; and (iii) vendors, purchasers and lenders in real estate transfers.

Government regulations applicable to the McCook Facility govern, among other things, the handling of the waste streams collected by ICHOR, the operation of the facility, and the ultimate of disposal of waste that ICHOR removes from the substances it processes. Operating permits for the McCook Facility are required by federal and state environmental agencies and are periodically reviewed. The governmental authorities involved have the power, under various circumstances, to revoke, modify, or deny issuance or renewal of these permits.

The environmental remediation services business is highly competitive with several national firms with significant financial resources and personnel and numerous small local firms providing remediation and/or waste processing services. The ability of ICHOR to compete in this area depends on its ability to price its services and products competitively and to maintain a reputation for safety and quality. The recycled waste-oil products which can be manufactured at the McCook Facility will face strong competition from a variety of re-refined and virgin-based products, including those of major oil companies. Such competitors include companies that are well established and have greater marketing, financial and operational resources than ICHOR.

As at December 31, 1996, ICHOR had total assets of $6.6 million, total liabilities of $4.6 million and shareholders' equity of $2.0 million. For the 11 months ended December 31, 1996, ICHOR reported a net loss of $1.4 million or $0.54 per share on revenues of $4.1 million. ICHOR has been going through a reorganization and did not own or operate the McCook Facility in 1996. For pro forma information respecting ICHOR see Note 2 to the financial statements included in this annual report.

ICHOR has 32 full-time employees who assist with its environmental services activities. The executive officers of the Company are not full-time employees, but devote such time to the business of the Company as is required.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's administrative offices are located in Renton, Washington and are leased. In addition, ICHOR maintains its head office in Monroeville, Pennsylvania in approximately 7,500 square feet of leased space.

The Company's undeveloped real estate properties are located in the Puget Sound region of Washington State and consist of 11 parcels totaling approximately 207 acres which are zoned for various commercial uses including retail, office and business park, and 3 parcels totaling approximately 43 acres which are zoned for medium to high residential use. The Company is seeking to sell these parcels and does not intend to fully develop the majority of them prior to sale. The Company typically engages in such preliminary development work as is necessary to maximize the value of the parcels prior to their sale.

The aggregate 1996 real property taxes on the commercially zoned properties were $92,504, on the multi-family residentially zoned properties were $312, and on the unzoned properties were $9,849.

Gig Harbour Property

The Company owns approximately 102 acres of undeveloped real property which was, in early 1997, annexed to the City of Gig Harbour, Washington, which is located at the West end of the Tacoma Narrows Bridge from Tacoma, Washington. This annexation provides for much higher intensity development than was allowed under its previous jurisdiction (Pierce County), and opens the way for a new major thoroughfare to be built through the middle of the property connecting State Route 16 and the North entrance of Gig Harbour. Of the total acreage, 50 acres are now zoned for retail/commercial uses, 35 acres for medium density (8 units per acre) residential use and 17 acres for business park/professional office. The retail portion of the property is under an option agreement for development into a regional shopping center. The Company may develop all or a portion of the remaining land through partnerships, joint ventures or other economic associations with local developers. The Company's current involvement is limited to pre-development work, including infrastructure (roads, sewer and water services), preliminary permits, market studies, feasibility studies and related activities.

All utilities are available to the site, but extension of utilities would be required prior to development. In addition, internal roadways will need to be constructed to provide access and the site will require grading prior to development. The Company has not determined whether it will be involved in any of the actual site work, but estimates that it will spend approximately $20,000 on additional pre-development work, including annexation proceedings in 1997.
The City of Gig Harbour is planning the extension of a city street past the site, which when completed, will provide improved access to the site from the City of Gig Harbour. This street extension may take up to two years to complete. The 1996 property taxes for the 102.6 acre parcel were $14,053.

McCook Facility

The McCook Facility acquired by ICHOR is located on approximately 6 acres of land in McCook, Illinois, on the outskirts of Chicago. The McCook Facility primarily converts waste oil into distillate and processes and disposes of oily waste waters. When operating, the facility has a production capacity of approximately one million gallons per month of distillate and processes approximately 13,000 to 15,000 gallons of oily waste water per day. The McCook Facility has certain soil and groundwater contamination for which ICHOR has accrued $0.8 million for remediation and also has PCB's stored on site for which ICHOR is developing a plan for removal in 1997. The facility was not operated in 1996.

ITEM 3.   LEGAL PROCEEDINGS

In 1995, Triad Investment Corporation ("Triad") commenced an action in the Pierce County Superior Court in respect of an option agreement made between it and the Company whereby Triad had a right to purchase approximately 68 acres of the Gig Harbour property for approximately $12.5 million. Triad sought a declaration that the said option was valid, specific performance and unspecified damages. The Company filed a counterclaim against Triad for a declaratory judgment that the option agreement was terminated, quit title to the property and unspecified damages. In 1997, the Company and Triad agreed in principle, subject to final documentation and court approval, to settle all claims in exchange for the Company granting an option to Triad to purchase up to approximately 45 acres of the Gig Harbour property for approximately $7.8 million, exercisable on or before December 31, 1998, provided that if the optionee does not acquire at least 10 acres for approximately $1.9 million by December 31, 1997, the same shall terminate.

In June 1995, Klein v. PDG Remediation, Inc., et al., No. CIV-4954 (DAB), was filed in the United States District Court for the Southern District of New York asserting federal securities law claims against ICHOR, its directors and certain of its officers, ICHOR's former parent company and the underwriters of ICHOR's initial public offering. The Klein action is brought as a purported class action on behalf of all purchasers of ICHOR's common stock from February 9, 1995, the effective date of the initial public offering, through May 23, 1995. The plaintiff alleges that the defendants issued or participated in issuing a registration statement and prospectus which contained material misstatements or omissions, which were relied upon by the plaintiff. The plaintiff is seeking certification of the action as a class action and recision of the purchase of shares of common stock by members of the purported class or statutory damages, as well as interest, attorneys' fees and other costs and expenses. The plaintiff has filed a motion for class certification which is pending.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II
                             -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Company's common stock is quoted for trading on the NASD OTC Bulletin Board under the symbol "LGIC". The following table sets forth the quarterly high and low sales prices per share of the Company's common stock for the periods indicated:

Fiscal Quarter Ended              High          Low
--------------------              ----          ---

1995
September 30(1)..................$1.75         $0.75
December 31...................... 1.38          0.38

1996
March 31......................... 0.75          0.38
June 30.......................... 0.50          0.25
September 30..................... 0.38          0.13
December 31...................... 0.30          0.25

1997
January 1 to March 17............ 0.26          0.25

------------------------

(1)The Company commenced trading in July 1995.

(b) Shareholders. At March 17, 1997, the Company had approximately 1,709 holders of record of its common stock.

(c) Dividends. The Company has not paid any dividends on its common stock and does not anticipate that it will pay dividends in the future.

(d) Recent Sales of Unregistered Securities. In June 1996, the Company issued 60,000 shares of Series B preferred stock to Drummond at a price of $100 per share, or aggregate consideration of $6.0 million. In December 1996, the Company issued 4,172,082 shares of common stock to MFC for $0.58 per share or aggregate consideration of $2.4 million. The shares of preferred stock and common stock were issued in reliance on the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of the Company for the year ended December 31, 1996 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In December 1996, the Company acquired a 50.3% interest in ICHOR, which operates in the environmental services industry. As ICHOR was acquired in December 1996, its results of operations have not been included in the Company's financial statements. ICHOR's assets and liabilities are included in the Company's consolidated balance sheets as at December 31, 1996.

Results of Operations for the Year Ended December 31, 1996 Compared with the Year Ended December 31, 1995

Revenues for the year ended December 31, 1996 increased to $3.8 million from $93,000 for the year ended December 31, 1995, primarily as a result of the sale of real estate for proceeds of $3.6 million and a gain of $0.2 million from the sale of securities.

Costs and expenses for the year ended 1996 increased to $3.8 million from $3.4 million in the comparable period of 1995, primarily as a result of the cost of real estate sold and related selling costs, which totalled $2.4 million. In the period ended December 31, 1996, the Company had a write-down of property of $0.2 million, compared to $1.5 million in the comparative period of 1995. Interest expense in the year ended December 31, 1996 decreased to $0.3 million from $0.8 million in the same period of 1995, as a result of reduced indebtedness during most of the year. General and administrative expenses increased to $0.7 million in the current period from $0.6 million in the comparative period of 1995, primarily as a result of higher legal fees.

In the year ended December 31, 1996, the Company transferred 10 registered pieces of land to lenders in exchange for the extinguishment of indebtedness totalling $1.7 million which resulted in the Company recognizing an extraordinary gain of $0.3 million. The Company recognized an extraordinary gain of $1.0 million in the comparative period of 1995.

The Company had net income of $0.3 million or $0.04 per share in the year ended December 31, 1996, compared to a net loss of $2.3 million or $0.36 per share in the year ended December 31, 1995.

Liquidity and Capital Resources

The Company had cash of $0.8 million at December 31, 1996, compared to $0.3 million at December 31, 1995. Additionally, at December 31, 1996, $1.3 million of cash was held in escrow in respect of ICHOR's environmental services operations.

The Company has a $4.0 million line of credit of which $0.5 million was utilized as at December 31, 1996. The line of credit is secured by certain parcels of real estate, matures on December 30,

1997 and bears interest at a rate of prime plus 4% per annum. As the Company's principal source of revenue has been the sale of real estate, and is therefore unpredictable, the Company utilizes this credit facility to cover its cash shortfalls.

In 1997, ICHOR established two new lines of credit, one with Drummond in the aggregate amount of $0.3 million and another with a separate lender in the amount of $0.8 million to fund the working capital requirements of the McCook Facility. At December 31, 1996, ICHOR was fully funded in the amount of $4.8 million under two agreements with Sirrom Environmental Funding, LLC which enable ICHOR to fund amounts billed under certain Florida State rehabilitation programs at rates of prime plus 2% and prime plus 3%, respectively.

Operating activities provided cash of $1.7 million in the year ended December 31, 1996, compared to using cash of $0.7 million in the comparable period of 1995, primarily as a result of the sale of real estate for proceeds of $3.6 million.

Financing activities provided cash of $7.3 million in the year ended 1996, compared to $0.9 million in the comparative period of 1995, primarily as a result of the sale of 60,000 Series B Preferred Shares to Drummond for $6.0 million in June 1996 and the issuance of 4,172,082 shares of common stock to MFC for proceeds of $2.4 million. The Series B Preferred Shares provide for, among other things: (i) a cumulative dividend of 5% per annum; (ii) interest on accrued and unpaid dividends; (iii) redemption by the Company at anytime;
(iv) an issue price of $100 per share; (v) one vote per share; and (vi) a 10% premium on the amount paid-up thereon on redemption, liquidation, dissolution or winding-up.

Investing activities used cash of $8.4 million in the year ended December 31, 1996, compared to using cash of $0.1 million in the same period of 1995. Investing activities in the year ended 1996 included the acquisition of an aggregate of $6.2 million of convertible preferred shares of MFC and the acquisition of the McCook Loan, which was subsequently sold to ICHOR for 2,500,000 shares of common stock of ICHOR and a promissory note in the amount of $1.4 million.

At December 31, 1996, the Company had $1.2 million in outstanding notes which are non-recourse to the Company and secured by deeds of trust on a portion of the Company's real estate assets. Pursuant to such deeds of trust, the Company is obligated to make property tax and assessment payments on the secured properties on a timely basis. Two of the foregoing notes are in default and the holders of such notes have the right to foreclose on the properties securing same. In the event that any such holder commences a non-judicial foreclosure action, under Washington State law the Company has the right to cure its default by paying all past due taxes and assessments at any time prior to 10 days before the foreclosure sale. In the event that a holder of a note commences a judicial foreclosure action under Washington State law, the Company will not have the right to cure the default by paying the past due obligations. If such a holder is successful in a judicial foreclosure action, the property will be sold at a sheriff's sale and the Company will have an eight-month period following such sale to redeem the property by paying the sheriff's sale price plus interest at 8% per annum.

In the fourth quarter of 1996, 56.6 acres of the Company's Gig Harbour property (which totals 102.6 acres with a total book value of $3.1 million) was subject to a legal foreclosure action by the holder of a $0.6 note secured by the subject property. As a result, the Company has until July 15, 1997 to pay all of the outstanding principal and interest due on the note otherwise title to the subject property will pass to the lender. The Company initially had an option agreement to sell the subject property to Triad pursuant to an option agreement which the Company believed had expired and was the subject of a court action. The Company and Triad have reached an agreement in principle to resolve the action and the Company does not intend to lose title to the property under the foreclosure action. See "Legal Proceedings".

Except as aforesaid, no non-judicial or judicial foreclosure actions have been commenced as a result of the Company's failure to make property tax or assessment payments on a timely basis.

At December 31, 1996, delinquent real estate taxes on the Company's properties amounted to $0.7 million. In addition, there is approximately $0.5 million in assessments to local improvement districts ("LIDs") which are delinquent. Substantially all of the Company's properties are subject to delinquent LIDs and property taxes. Delinquent real estate taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if real estate taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Company anticipates that for the foreseeable future it will permit real estate taxes to remain delinquent, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring.

The following table summarizes the repayment schedule of the Company's secured debt obligations at December 31, 1996:

                  Year Ending               Dollars in
                  December 31,              Thousands
                  ------------              ----------

                     1997                   $    3,118
                     1998                          476
                     1999                           52
                     2000                          363
                                            ----------
                                            $    4,009
                                            ==========

The Company has no commitments for capital expenditures in relation to its undeveloped real estate, although it may need to provide funds for pre-development work on certain parcels to enhance their marketability and sale value. Based upon appraisals prepared for the Company, the Company believes that the value of its undeveloped real estate assets substantially exceeds the amount of indebtedness related thereto. All of the Company's real estate assets are undeveloped, which makes the appraisal process inherently less certain than with developed properties.

The Company continues to seek controlling interests in operating businesses as opportunities arise. The Company has acquired one such interest to date, but may divest itself of such interest. The Company has not identified any other opportunities at the date hereof. The Company anticipates that it may require substantial capital to pursue any such opportunities and anticipates that such capital will be provided through the sale or exchange of assets, or through debt or equity financing.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements and supplementary data required with respect to this
Item 7, and as identified in Item 13 of this report, are included in this report commencing on page 16.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                             PART III
                             --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   (1)   Index to Financial Statements

      Consolidated Independent Auditors' Report
      Consolidated Balance Sheets
      Consolidated Statements of Operations

      Consolidated Statements of Changes in Shareholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Financial Statements

      (2)   Exhibits

      3.1   Articles of Incorporation(1)
      3.2   Amendment to Articles of Incorporation dated November 5, 1993(1)
      3.3   Amendment to Articles of Incorporation dated April 22, 1994(1)
      3.4   Amendment to Articles of Incorporation dated April 14, 1995(1)
      3.5   Amendment to Articles of Incorporation dated July 10, 1996(2)
      3.6   Bylaws(1)
      10.1  Revolving Credit Agreement between E H P Finco Ltd. and Logan
            International Corp.(1)
      10.2  1994 Non-Qualified Stock Option Plan(1)
      10.3  1994 Employee Incentive Plan(1)
      10.4  Executive Employment Agreement between Logan International Corp.
            and Mr. Lee(1)
      10.5  Executive Employment Agreement between Logan International Corp.
            and Mr. Smith(1)
      10.6  Subscription Agreement between Logan International Corp. and
            Drummond Financial Corporation (formerly CVD Financial
            Corporation) dated June 20, 1996(2)
      10.7  Subscription Agreement between Logan International Corp. and MFC
            Bancorp Ltd. (formerly Arbatax International Inc.) dated December
            2, 1996.  Incorporated by reference to Schedule 13D/A (Amendment
            No. 1) dated December 16, 1996
      10.8  Assignment Agreement between Logan International Corp. and MFC
            Bancorp Ltd. (formerly Arbatax International Inc.) dated December
            2, 1996(3)
      10.9  Purchase and Sale Agreement between Logan International Corp. and
            ICHOR Corporation dated December 13, 1996(3)
      21    List of Subsidiaries of the Registrant
      27    Article 5 - Financial Data Schedule for the year ended December
            31, 1996

------------------------
(1)  Incorporated by reference to Registration Statement on Form 10-SB.
(2)  Incorporated by reference to Form 8-K dated June 27, 1996.
(3)  Incorporated by reference to Form 8-K dated December 18, 1996.

(b)   Reports on Form 8-K

A report on Form 8-K dated December 18, 1996 was filed reporting under:

Item 2. Acquisition or Disposition of Assets.
Item 5. Other Events.
Item 7. Financial Statements and Exhibits.

------------------------------------------------------------------------------

PETERSON SULLIVAN P.L.L.C.
601 Union Street Suite 2300 Seattle WA 98101 (206) 382 7777 Fax 382-7700
                                            Certified Public Accountants



                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------


To the Shareholders
Logan International Corp.

We have audited the accompanying consolidated balance sheet of Logan International Corp. and subsidiaries as of December 31, 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logan International Corp. and subsidiaries, as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.





                                               /s/ Peterson Sullivan P.L.L.C.

January 24, 1997
Seattle, Washington

                    LOGAN INTERNATIONAL CORP.

                    CONSOLIDATED BALANCE SHEET
                        December 31, 1996
                    (In Thousands of Dollars)

             ASSETS
Cash                                                           $        809
Cash held in escrow                                                   1,254
Accounts receivable, less allowance for doubtful
  accounts of $690                                                      851
Investments                                                           6,825
Real estate held for development and resale                           6,086
Other assets                                                            641
                                                               ------------

           Total current assets                                      16,466

Long-term assets
    Investments                                                         201
    Property and equipment, at cost                                   3,674
                                                               ------------

                                                                      3,875
                                                               ------------












                                                               $    20,341
                                                               ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Accounts payable                                           $        790
    Accrued liabilities                                                 668
    Due to affiliates                                                   683
    Debt
       Secured                                                        2,565
       Unsecured                                                        456
       Redeemable preferred stock                                       139
                                                               ------------

          Total current liabilities                                   5,301

Long-term liabilities
    Debt                                                                849
    Other                                                               955
                                                               ------------

                                                                      1,804
                                                               ------------

          Total liabilities                                           7,105

Minority interest                                                       987

Shareholders' equity
   Preferred shares, Series B, $.01 par value, 100,000 shares authorized, 5% cumulative, voting, redeemable, preference
      in liquidation, 60,000 issued and outstanding                       1
   Common shares, $.01 par value, 100,000,000 authorized,
      10,837,808 issued and outstanding                                 108
   Additional paid-in capital                                        14,673
   Net unrealized gain on investment valuation                           72
   Retained deficit                                                  (2,605)
                                                               ------------

                                                                     12,249
                                                               ------------

                                                               $     20,341
                                                               ============

The accompanying notes are an integral part of these financial statements.

                    LOGAN INTERNATIONAL CORP.

              CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 1996 and 1995
       (In Thousands of Dollars, Except Earnings Per Share)

                                                         1996        1995
                                                     ----------   ----------
 Revenue
   Sales of real estate                              $    3,627   $        -
   Gain from sale of available-for-sale securities          175           66
   Other                                                     16           27
                                                     ----------   ----------

                                                          3,818           93

Costs and expenses
   Cost of real estate sold and related selling costs     2,446            -
   General and administrative                               744          610
   Loan extension fee                                         -          268
   Real estate taxes                                        103          242
   Writedown of real estate                                 205        1,478
   Interest                                                 325          808
                                                     ----------   ----------

                                                          3,823        3,406
                                                     ----------   ----------

Loss before extraordinary item                               (5)      (3,313)

Extraordinary item, gain on extinguishment of debt          257          976
                                                     ----------   ----------

Net income (loss)                                    $      252   $   (2,337)
                                                     ==========   ==========

Earnings per share
   Loss before extraordinary item                    $     (.00)  $     (.51)
   Extraordinary item                                       .04          .15
                                                     ----------   ----------

       Net income (loss)                             $      .04   $     (.36)
                                                     ==========   ==========



The accompanying notes are an integral part of these financial statements.

                    LOGAN INTERNATIONAL CORP.

    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          For the Years Ended December 31, 1996 and 1995
                    (In Thousands of Dollars)

                                                                                                     Net
                                                                                                  Unrealized
                                   Number of  Number of  Preferred          Additional             Gain on
                                    Common    Preferred   Shares    Common    Paid-in   Retained  Investment
                                    Shares     Shares     Series B  Shares    Capital   Deficit   Valuation     Total
                                   ---------  ---------  ---------  ------  ----------  -------- ------------   -----
Balance at December 31, 1994       6,469,875          -  $       -  $   65  $    5,944   $  (520)  $      -    $  5,489

Common shares issued in exchange for:
  Redeemable preferred stock          33,645          -          -       -         253         -          -         253
  Services performed by affiliate     17,206          -          -       -          23         -          -          23

Net unrealized gain on investment
   valuation                               -          -          -       -           -         -         96          96

Net loss for the year                      -          -          -       -           -    (2,337)         -      (2,337)
                                  ----------  ---------  ---------  ------  ----------  --------   --------    --------

Balance at December 31, 1995       6,520,726          -          -      65       6,220    (2,857)        96       3,524

Sale of preferred shares                   -     60,000          1       -       5,999         -          -       6,000

Sale of common shares              4,217,082          -          -      42       2,405         -          -       2,447

Shares issued on debt modification   100,000          -          -       1          49         -          -          50

Net unrealized loss on investment
   valuation                               -          -          -       -           -         -        (24)        (24)

Net income for the year                    -          -          -       -           -       252          -         252
                                  ----------  ---------  ---------  ------  ----------  --------   --------    --------

Balance at December 31, 1996      10,837,808     60,000  $       1 $   108  $   14,673  $ (2,605)  $     72    $ 12,249
                                  ==========  =========  ========= =======  ==========  ========   ========    ========


    The accompanying notes are an integral part of these financial statements.

                    LOGAN INTERNATIONAL CORP.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 1996 and 1995
                    (In Thousands of Dollars)

                                                                  1996           1995
                                                              ------------   ------------
Cash Flows from Operating Activities
  Net income (loss)                                            $       252   $    (2,337)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Gain on sale of available-for-sale securities                    (175)          (66)
     Extension fee                                                       -           268
     Extraordinary item                                               (257)         (976)
     Real estate writedowns                                            205         1,478
     Decrease in real estate held for development and resale         1,796             -
     Increase in accounts receivable                                  (417)            -
     Increase in interest payable                                       46           515
     Increase (decrease) in real estate taxes payable                  (52)          303
     Increase in amount due to affiliate                               263             -
     Other                                                               5            95
                                                               -----------   -----------
           Net cash provided by (used in)
             operating activities                                    1,666          (720)

Cash Flows from Investing Activities
 Purchases of investments                                           (9,341)       (1,072)
 Acquisition of subsidiary, net of cash acquired                       628             -
 Proceeds from the sale of available-for-sale securities               313           959
                                                               -----------   -----------

           Net cash used in investing activities                    (8,400)         (113)

Cash Flows from Financing Activities
 Redemption of redeemable preferred stock                               (4)         (172)
 Proceeds from secured debt borrowings                                 104         2,463
 Payment of secured debt                                            (1,065)       (1,569)
 Payments to affiliate                                                (200)          200
 Proceeds from common stock issuance                                 2,447             -
 Proceeds from preferred stock issuance                              6,000             -
                                                               -----------   -----------

           Net cash provided by financing activities                 7,282           922
                                                               -----------   -----------

Net increase in cash                                                   548            89

Cash, beginning of year                                                261           172
                                                               -----------   -----------

Cash, end of year                                              $       809   $       261
                                                               ===========   ===========

The accompanying notes are an integral part of these financial statements.

                  NOTES TO FINANCIAL STATEMENTS


Note 1.  Nature of Operations and Significant Accounting Policies

Nature of Operations
--------------------

Prior to 1996, Logan International Corp. ("the Company") was involved in the development and resale of real estate located in the State of Washington, U.S.A. However, during 1996 the Company increased its financial services activities as part of its stated diversification plan. The Company believes that its current real estate development and sales activities are a part of its diversification plan which contemplates a more significant emphasis on financial services. Financial services includes the acquisition of assets which management believes may be undervalued.

During 1996, the Company acquired a controlling interest in Ichor Corporation ("Ichor") which is involved in the environmental remediation industry. This includes providing environmental remediation services to the public and private sectors primarily in the eastern United States and operating a waste oil recycling facility located in Illinois. The Company may seek to reduce its interest in Ichor. The results of Ichor's operations have not been included in these financial statements because it was acquired near year-end.

The Company is a 69%-owned subsidiary of MFC Bancorp Ltd. ("MFC").

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Held In Escrow
-------------------

Cash held in escrow represents amounts which are subject to withdrawal restrictions and principally relate to a credit arrangement and work performed as a subcontractor.

Investments
-----------

The Company has classified certain of its investments as available-for-sale or trading securities which are stated at their fair values. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of shareholders' equity until realized and included in earnings for trading securities. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses.

Real Estate Held For Development and Resale
-------------------------------------------

Real estate held for development and resale is stated at the lower of cost or net realizable value as determined by management based on current market conditions in the same geographic region. This resulted in real estate holdings being written down by $205 in 1996 and $1,478 in 1995. The Company's real estate is treated as inventory which is to be disposed of in the near-term and is, therefore, classified as a current asset.

Depreciation
------------

Property and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Permits are amortized over a 40-year period representing their estimated economic lives.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Environmental Conservation
--------------------------

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with a reimbursing entity.

Stock-Based Compensation
------------------------

The Company has no stock option plan, however, Ichor does. Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Ichor has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Ichor's stock at the date of the grant over the amount an employee is required to pay for the stock. There is no compensation effect under APB 25 and any disclosures under FAS 123 are not material with respect to these consolidated financial statements.

Taxes on Income
---------------

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

Earnings Per Share
------------------

Earnings per share is computed based on the weighted average number of common shares outstanding during the year. The weighted average number of shares outstanding was 6,862,348 and 6,512,950 for the years ended December 31, 1996 and 1995, respectively.


Note 2.  Transactions With Affiliates

In December 1996, the Company sold 4,172,082 of its common shares to MFC for $2,425 in cash. The Company then used the cash to acquire a subsidiary from MFC which held as its only asset a loan collateralized primarily by the waste oil recycling facility located in Illinois. Next, the Company exchanged the subsidiary for 2.5 million shares of Ichor valued at $1,000 plus a promissory note in the amount of $1,425. The loan was valued at $2,425 based primarily on the independent appraisal of the waste oil recycling facility.

The acquisition of the Ichor shares resulted in the Company owning 50.3% of Ichor's common shares. Another subsidiary of MFC owns 29.6% of Ichor. The cost of the assets acquired in this transaction was approximately $6,608 and approximately $4,621 in liabilities were assumed.

During December 1996, Ichor's subsidiary acquired the waste oil recycling facility in partial settlement of the loan. The facility was not operated during 1996. The cost of the assets acquired in this transaction amounted to $3,619 and liabilities assumed amounted to $1,194.

The following 1996 and 1995 proforma amounts with respect to the purchase of Ichor are provided below for information purposes only. Management believes that the proforma amounts are not necessarily indicative of what actual results may have been if the acquisition had been effective at the beginning of 1995 nor is it indicative of any future results of operations. The waste oil recycling facility was acquired in a bankruptcy proceeding and as a result no reliable financial information with respect to its operations exist prior to the end of 1996. Therefore, its results of its operations are not included in the proforma amounts below.

                                                     1996        1995
                                                     ----        ----
Revenues                                         $    7,868   $    4,872
                                                 ==========   ==========

Loss from continuing operations before
discontinued operations and extraordinary item   $     (754)  $   (3,942)
   Discontinued operations                               45         (809)
                                                 ----------   ----------
                                                       (709)      (4,751)
   Extraordinary item                                   257          976
                                                 ----------   ----------
     Net loss                                    $     (452)  $   (3,775)
                                                 ==========   ==========

Earnings (loss) per share
   Loss from continuing operations               $     (.12)  $     (.61)
   Discontinued operations                              .01         (.12)
   Extraordinary item                                   .04          .15
                                                 ----------   ----------
                                                 $     (.07)  $     (.58)
                                                 ==========   ==========

During 1996, the Company together with MFC sold to a third party one of the Company's subsidiaries which had as its only asset a parcel of real estate. The carrying value of the real estate was $1,250. The shares of the subsidiary were sold for a total of $3,340. The proceeds were shared equally between the Company and MFC resulting in a profit of $417 to the Company. The property had environmental problems which made it difficult to develop or sell, however, MFC was able to facilitate the sale to a foreign purchaser. Under the circumstances, the Company and MFC agreed to the sharing of income from the sale. A cash downpayment of $1,752 was made of which the Company received $1,250 and the remaining amount due is at the option of MFC. The Company has included its balance of $417 in accounts receivable. The receivable states no rate of interest and is collateralized by the real estate parcel sold. Management expects to collect the receivable in the near-term and also believes its fair value approximates carrying value based on similar transactions in the industry involving this type of property.

During 1996, the Company acquired 60,000 MFC Class A Preferred Shares, Series 1, without par value, for $6,200. These shares are convertible, have a dividend rate of $3.65 per share, are redeemable at any time and are retractable after five years of issuance subject to certain conditions. The shares are convertible at $3.65 per share of common stock for the first year and then at $.18 increments each through the fifth year with no adjustment thereafter. These shares have been classified as current assets and are stated at cost because they have no readily determinable fair value.

Advances from an affiliate of $420 at December 31, 1996, is expected to be paid in March 1997. The remaining amount of $263 is on an open account and is due to MFC for services rendered.

During the years ended December 31, 1996 and 1995, management fees of $72 and $78, respectively, were paid to a company affiliated with a director who resigned during 1996. Also, during 1996, another entity affiliated with this director loaned an additional $30 to the Company which is included in the $360 note payable described in Note 6.


Note 3.  Investments

In addition to the Company's investment in MFC Class A Preferred Shares, discussed in Note 2, the Company invested $625 into a unit trust during 1996 which has been designated as a trading security. There was no unrealized gain or loss in this investment at December 31, 1996. There were no trading securities at December 31, 1995.

The Company has investments in available-for-sale equity securities. The fair value of these securities was $201 at December 31, 1996, and they are classified as long-term investments. The Company sold some available-for-sale securities during 1996 and 1995 for $313 and $959 which resulted in realized gains of $175 and $66, respectively. The cost of the remaining shares was $129 as of December 31, 1996. The shares remaining at December 31, 1995 had a cost of $179 and a fair value of $275. The unrealized gains of $72 and $96 have been included in shareholders' equity as net unrealized gain on investment valuation at December 31, 1996 and 1995, respectively.


Note 4.  Property and Equipment

            Land, building and equipment               $    2,291
            Permits                                         1,750
                                                       ----------

                                                            4,041
            Less accumulated depreciation                    (367)
                                                       ----------

                                                       $    3,674
                                                       ==========

Note 5.  Preferred Stock

The Company's Preferred Shares, Series B require that dividends be paid annually in arrears on December 31 (amounting to approximately $155,000 at December 31, 1996). Should dividends not be paid as required, interest at 8% is to be accrued on the unpaid amount. The Company may redeem these shares at any time at an aggregate price which includes all unpaid dividends, accrued interest and a redemption premium of 10% based on the amount paid for the shares. Upon liquidation, these shares are entitled to receive the same amounts as redemption in priority to the common or other shares. As long as any of the Preferred Shares, Series B remain outstanding, the

Company cannot pay dividends on common or other junior shares, redeem less than all of these shares or issue additional preferred stock unless all unpaid dividends including interest have been paid. In any event, no shares may be issued in priority to the Preferred Shares, Series B shares without their approval. The Company sold 60,000 of these shares to a subsidiary of MFC for $6.0 million during 1996.

In a prior year, the Company issued preferred shares in exchange for debt. Because of certain redemption rights these shares have been classified as debt. In 1995, preferred shares representing $425 of debt were exchanged for 33,645 shares of common stock and $172 in cash. The price for the common shares was based on negotiations with the preferred shareholders. The shares have a liquidation value of $100 per share and are nonvoting. Since any remaining shares were to be paid by October 1, 1996, the debt attributable to the balance at December 31, 1996 is in default and has been classified as current.


Note 6.  Debt

The Company has a $4.0 million line of credit agreement with a lender against which $498 was borrowed as of December 31, 1996. The line of credit agreement will expire on December 30, 1997, unless extended, and is secured by certain parcels of real estate. The lender has a warrant allowing it to acquire 225,000 shares of common stock for $.50 per share by December 31, 2000. In 1995, the Company agreed to issue to the lender 100,000 common shares at $.50 per share in exchange for the lender releasing its conversion right to 1,435,750 common shares at $1.393 per share. The shares were issued in 1996 and an expense of $50 was accrued in 1995 to reflect this transaction.

The notes payable summarized below are nonrecourse to the Company and are collateralized by various parcels of real estate.

Note payable, interest at 13%; due August, 1996           $      240

Note payable, interest at 12%; payable July 15, 1997             555

Note payable, interest at 15.5%; payable in monthly
installments of $5 interest only, due March 2000                 360

Other                                                             73
                                                          ----------
                                                          $    1,228
                                                          ==========

The note payable of $555 is collateralized by 56.6 acres which is part of a larger 102.6 acre parcel with a total book value of $3,078. The lender instituted a legal foreclosure action against this real estate which has resulted in the Company having to pay all the principal balance including interest by July 15, 1997. The Company had an option agreement to sell the
102.6 acres. Management believes that the agreement has expired under its terms. However, the optionee instituted legal action to continue the option in effect. At present, the Company is involved in negotiations to sell a portion of the property in excess of its book value and settle any dispute remaining. Management believes that the disputes will be satisfactorily settled, however, there is no assurance that this will occur as currently planned.

In addition to notes payable, the Company also has assessments due to local improvement districts ("LID") and unpaid property taxes which are priority liens on real estate. LID assessments payable are summarized as follows:

LID, interest at 9%; payable in annual installments of $41 plus
interest                                                            $     368

LID, interest at 7.75%; payable $68 in March, 1997 and in annual installments of $13 plus interest thereafter
                                                                          163
                                                                    ---------
                                                                    $     531
                                                                    =========

Property taxes which amount to $668 have not been paid as of December 31, 1996. This amount along with the current portion of notes payable and LID assessments payable have been combined and disclosed as current secured debt on the balance sheet.

The Company also has unsecured debt due to an insurance company in the total amount of $945 of which $456 is due in 1997 and 1998 with the remainder due in 1999. No interest is charged on this debt and no interest has been imputed since the amount is not material.

As of December 31, 1996, the principal maturities of debt are as follows:

                         1997                   $        3,118
                         1998                              476
                         1999                               52
                         2000                              363
                                                --------------
                                                $        4,009
                                                ==============

Based on borrowing rates available to the Company for debt with similar terms and average maturities, management believes that the fair value of the Company's secured debt approximates the amounts disclosed in this note. The fair value of the unsecured debt is estimated to be $895 based on the terms of this debt.

Ichor has credit arrangements under which its receivables from a state-sponsored remediation program have been financed. Ichor is advanced 100% of the amounts billed under the program. The total amounts subject to the credit arrangements of $4,750 have been advanced. In connection with these credit arrangements, a portion of the advances are required to be held in escrow.
One of the arrangements which amounts to $750 and carries interest at the prime rate plus 2% expires in January, 1997. The other arrangement provides interest at the prime rate plus 3% and expires in August, 1997.



Note 7.  Other Long-Term Liabilities

Other long-term liabilities consist of a reserve for environmental liability cost and federal taxes.

The reserve for environmental liability cost amounts to $800 and represents expected soil and groundwater remediation costs at the waste oil recycling facility. However, the ultimate cost may differ from the amount presently accrued.


Note 8.  Income Tax

The Company and Ichor file separate U.S. income tax returns. No income tax is attributable to the extraordinary items in 1996 and 1995 because of the existence of net operating tax losses. As of December 31, 1996, the Company has a tax loss carryforward of approximately $2,600 of which $1,200 is limited to the long-term exempt rate applied to the Company's value on an annual basis. The losses will fully expire by 2011 if not used. Further, the Company's income tax basis in its real estate is in excess of its book value by approximately $1,300. Because the Company does not believe it is more likely than not that the tax benefit of the temporary differences will be realized, they are fully reserved.

Ichor has net operating tax losses of approximately $4,600 at December 31, 1996, which will expire in years ending in 2011. Ichor's utilization of these losses will be limited to the long-term exempt rate applied to the value of Ichor on an annual basis. Any benefit related to this temporary difference has also been fully reserved.


Note 9.  Commitments and Contingencies

Ichor performed services as a subcontractor to companies with respect to work performed in Florida. In certain circumstances, Ichor has provided indemnification for any amounts not paid. At December 31, 1996, Ichor had provided indemnification for the amount of $4,596 of work performed pursuant to such subcontractor arrangements. Potential future losses associated with these indemnifications have been estimated by management and are provided as part of the allowance for doubtful accounts.

Cash balances are occasionally in excess of federally insured amounts.

Ichor was named as a defendant in a purported class action lawsuit filed in U.S. Federal Court involving all persons and entities who purchased Ichor's common stock from February 9, 1995, the effective date of the initial public offering, through May 23, 1995. The plaintiff is seeking certification of the action as a class action and recision for the purchase of shares of common stock by members of the purported class or statutory damages, as well as interest, attorneys' fees and other costs and expenses. Ichor believes that the plaintiff's allegations are without merit or that there are meritorious defenses, and intends to defend the action vigorously. However, if the plaintiff is successful, it may have an adverse effect on Ichor. No liability has been recorded in connection with this lawsuit.

Ichor leases certain facilities and equipment under non-cancelable operating leases. Minimum rental payments under these leases with initial or remaining terms of one year or more at December 31, 1996, are due as follows: 1997 - $163; 1998 - $148; 1999 - $133; nominal thereafter.


Note 10.  Supplementary Disclosures with Respect to the Statement of Cash
          Flows

Cash paid for interest during the years ended December 31, 1996 and 1995, was $32 and $145, respectively.

Significant noncash transactions in 1996 included:

1. The Company transferred parcels of land to a lender in exchange for extinguishment of debt of $1,196. An extraordinary gain of $257 was recognized as a result of this transaction. In addition, the Company transferred a parcel of land to a lender in exchange for extinguishment of debt of $511. No gain or loss was recognized as a result of this transaction.

2. As described in Note 2, the Company exchanged a subsidiary of MFC in a transaction valued at $2,425 for common stock and a note receivable from Ichor.

3. The waste oil recycling facility valued at $2,425 was acquired in satisfaction of a loan.

4. As described in Note 6, the Company issued 100,000 common shares at $.50 per share to a lender for the release of a conversion right.

Significant noncash transactions in 1995 included:

1. The Company transferred two parcels of land to lenders in exchange for extinguishment of debt of $2,620. An extraordinary gain of $976 was recognized on these transactions.

2. The Company redeemed preferred stock in exchange for 33,645 shares of common stock and $172 in cash.

3. The Company issued common shares to an affiliate for consulting services payable of $23.

4. The Company transferred a parcel of land with a book value of $305 to a lender to extend the due date of a loan. The transaction resulted in a net extension fee amount of $268.

                            SIGNATURES
                            ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LOGAN INTERNATIONAL CORP.

Date:     March 18, 1997.         By: /s/ Michael J.  Smith
                                      -----------------------------------
                                      Michael J. Smith
                                      President, Chief Financial Officer,
                                      and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J.  Smith
---------------------------------------
Michael J. Smith
President, Chief Financial Officer,
Director                                    Date:  March 18, 1997

/s/ Leonard Petersen
---------------------------------------
Leonard Petersen
Director                                    Date:  March 18, 1997

/s/ Roland Waldvogel
---------------------------------------
Roland Waldvogel
Director                                    Date:  March 18, 1997

                          EXHIBIT INDEX
                          -------------

Exhibit Number                   Description
--------------                   -----------

      3.1   Articles of Incorporation(1)
      3.2   Amendment to Articles of Incorporation dated November 5, 1993(1)
      3.3   Amendment to Articles of Incorporation dated April 22, 1994(1)
      3.4   Amendment to Articles of Incorporation dated April 14, 1995(1)
      3.5   Amendment to Articles of Incorporation dated July 10, 1996(2)
      3.6   Bylaws(1)
      10.1  Revolving Credit Agreement between E H P Finco Ltd. and Logan
            International Corp.(1)
      10.2  1994 Non-Qualified Stock Option Plan(1)
      10.3  1994 Employee Incentive Plan(1)
      10.4  Executive Employment Agreement between Logan International Corp.
            and Mr. Lee(1)
      10.5  Executive Employment Agreement between Logan International Corp.
            and Mr. Smith(1)
      10.6  Subscription Agreement between Logan International Corp. and
            Drummond Financial Corporation (formerly CVD Financial
            Corporation) dated June 20, 1996(2)
      10.7  Subscription Agreement between Logan International Corp. and MFC
            Bancorp Ltd. (formerly Arbatax International Inc.) dated December
            2, 1996.  Incorporated by reference to Schedule 13D/A (Amendment
            No. 1) dated December 16, 1996
      10.8  Assignment Agreement between Logan International Corp. and MFC
            Bancorp Ltd. (formerly Arbatax International Inc.) dated December
            2, 1996(3)
      10.9  Purchase and Sale Agreement between Logan International Corp. and
            ICHOR Corporation dated December 13, 1996(3)
      21    List of Subsidiaries of the Registrant
      27    Article 5 - Financial Data Schedule for the year ended December
            31, 1996

------------------------
(1)  Incorporated by reference to Registration Statement on Form 10-SB.
(2)  Incorporated by reference to Form 8-K dated June 27, 1996.
(3)  Incorporated by reference to Form 8-K dated December 18, 1996.