Form 10-Q
period 1997-03-31
LOGAN INTERNATIONAL CORP/CN
filed 1997-05-15
CIK 948727

=============================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997

                         Commission File Number:  0-26354


                             LOGAN INTERNATIONAL CORP.
               (Exact name of Registrant as specified in its charter)


                    Washington                              91-1636980
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                  Identification No.)


        #108 - 1201 SW 7th Street, P.O. Box 860, Renton WA         98055-0860
            (Address of principal executive offices)               (Zip Code)

                                  (206) 271-3350
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X    No
                                                      -----      -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                  Class             Outstanding at May 8, 1997
                  -----             --------------------------
           Common Stock, $0.01                 10,837,808
              par value


=============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent that they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices and other economic conditions; actions by competitors; natural phenomena; actions by government and regulatory authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


                           PART I.  FINANCIAL INFORMATION
                                    ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                              LOGAN INTERNATIONAL CORP.

                         CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE THREE MONTHS ENDED MARCH 31, 1997


                                      (Unaudited)

                            LOGAN INTERNATIONAL CORP.
                           Consolidated Balance Sheets
                                   (Unaudited)
                              (dollars in thousands)

                                                   March 31, 1997   December 31, 1996
                                                   --------------   -----------------
                                         ASSETS
Current assets
  Cash                                             $          607    $            809
  Cash held in escrow                                       1,086               1,254
  Accounts receivable                                       1,039                 851
  Investments                                               8,988               6,825
  Real estate held for development and resale               6,100               6,086
  Other assets                                                567                 641
                                                   --------------    ----------------
    Total current assets                                   18,387              16,466

Long-term assets
  Investments                                                 188                 201
  Property and equipment, at cost                           4,266               3,674
                                                   --------------    ----------------
                                                            4,454               3,875
                                                   --------------    ----------------
                                                   $       22,841    $         20,341
                                                   ==============    ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                 $          726    $            790
  Accrued liabilities                                         743                 668
  Due to affiliates                                         3,310                 683
  Debt
   Secured                                                  2,041               2,565
   Other                                                      486                 456
   Redeemable preferred stock                                 139                 139
                                                   --------------    ----------------
    Total current liabilities                               7,445               5,301

Long-term liabilities
  Debt                                                      1,526                 849
  Other                                                     1,171                 955
                                                   --------------    ----------------
                                                            2,697               1,804
                                                   --------------    ----------------
    Total liabilities                                      10,142               7,105

Minority interest                                             743                 987

Shareholders' equity
  Preferred shares                                              1                   1
  Common shares                                               108                 108
  Additional paid-in capital                               14,673              14,673
  Net unrealized gain on investment valuation                  59                  72
  Retained deficit                                         (2,885)             (2,605)
                                                   --------------    ----------------
    Total equity                                           11,956              12,249
                                                   --------------    ----------------
                                                   $       22,841    $         20,341
                                                   ==============    ================

                            LOGAN INTERNATIONAL CORP.
                  Consolidated Statements of Operations and Deficit
                                   (Unaudited)
                   (dollars in thousands except per share amounts)

                                            For the Three     For the Three
                                            Months Ended      Months Ended
                                            March 31, 1997    March 31, 1996
                                            --------------    --------------
Revenue
  Contract revenues                          $         489     $           -
  Sale of real estate                                    -             1,255
  Gain on securities                                   139                85
  Other                                                 15                 9
                                             -------------     -------------
                                                       643             1,349
Costs and expenses
  Contract costs                                       385                 -
  Cost of real estate sold and
   related selling costs                                 -               605
  Selling, general and administrative                  553               112
  Real estate taxes                                     25                40
  Interest                                             204               105
                                             -------------     -------------
                                                     1,167               862
                                             -------------     -------------

(Loss) income from operations                         (524)              487
Minority interest                                      244                 -
                                             -------------     -------------
(Loss) income before extraordinary item               (280)              487
Extraordinary item, gain on debt extinguishment          -               256
                                             -------------     -------------

Net (loss) earnings                                   (280)              743
Deficit, beginning of period                        (2,605)           (2,857)
                                             -------------     -------------

Deficit, end of period                       $      (2,885)    $      (2,114)
                                             =============     =============
(Loss) earnings per share
  Loss (earnings) before extraordinary item  $       (0.03)    $        0.07
  Extraordinary item                                     -              0.04
                                             -------------     -------------

                                             $       (0.03)    $        0.11
                                             =============     =============

                            LOGAN INTERNATIONAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)

                                            For the Three     For the Three
                                            Months Ended      Months Ended
                                            March 31, 1997    March 31, 1996
                                            --------------    --------------
Cash flows from operating activities:
  Gain (loss) before extraordinary item      $        (280)    $         487
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Minority interest                                  (244)                -
   Gain on securities                                 (139)              (85)
   Amortization and depreciation                        37                 1
   Other                                               (15)                -
                                             -------------     -------------
                                                      (641)              403

  Changes in working capital:
   Cash held in escrow                                 168                 -
   Real estate                                         (14)              600
   Prepaid and other assets                            137                 8
   Accounts receivable                                (180)               (1)
   Payables                                          2,535              (164)
                                             -------------     -------------
                                                     2,005               846
  Purchases of trading securities                   (2,667)                -
  Proceeds from sales of trading securities            642                 -
                                             -------------     -------------
                                                       (20)              846
Cash flows from financing activities:
  Borrowing                                            763                 -
  Payment of debts                                    (658)           (1,005)
  Other                                                 (4)                -
                                             -------------    --------------
                                                       101            (1,005)
Cash flows from investing activities:
  Purchases of property and equipment                 (283)                -
  Proceeds from sale of available-for-sale
   securities                                            -               152
                                             -------------    --------------
                                                      (283)              152
                                             -------------    --------------
Net decrease in cash                                  (202)               (7)
Cash, beginning of period                              809               261
                                             -------------    --------------
Cash, end of period                          $         607    $          254
                                             =============    ==============

                            LOGAN INTERNATIONAL CORP.
                    Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 1.  Basis of Presentation
         ---------------------

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

Note 2.  Earnings per Share
         ------------------

Earnings per share is computed on the weighted average number of shares outstanding during the period, after considering convertible securities, warrants and options. The weighted average number of shares was 10,837,808 and 6,582,264 for the three months ended March 31, 1997 and 1996, respectively.

                            PART I.  FINANCIAL INFORMATION
                                     ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of Logan International Corp. (the "Corporation") for the three months ended March 31, 1997 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In December 1996, the Corporation acquired a 50.3% interest in ICHOR Corporation ("Ichor"), which operates in the environmental services business, including remediation and recycling. Ichor's results from operations, assets and liabilities have been included in the Corporation's financial statements.

Results of Operations - Three Months Ended March 31, 1997
---------------------------------------------------------

Revenues for the three months ended March 31, 1997 decreased to $0.6 million from $1.3 million for the three months ended March 31, 1996, primarily as a result of a reduction in the sale of real estate. Revenues from the sale of real estate decreased to nil in the current period from $1.3 million in the comparative period of 1996. Contract revenues increased to $0.5 million in the current quarter from nil in the comparative quarter of 1996, as a result of the inclusion of Ichor's results of operations in the current period.

Costs and expenses for the three months ended March 31, 1997 increased to $1.2 million from $0.9 million in the comparative period of 1996, primarily as a result of the inclusion of Ichor's results of operations for the current quarter. Contract costs increased to $0.4 million in the three months ended March 31, 1997, compared to nil in the comparative period of 1996. Selling, general and administrative expenses increased to $0.6 million in the current quarter from $0.1 million in the comparative quarter of 1996.

Interest expense in the three months ended March 31, 1997 increased to $0.2 million from $0.1 million in the same period of 1996, primarily as a result of interest on the indebtedness of Ichor.

The Corporation recognized an extraordinary gain of $0.3 million in the period ending March 31, 1996 as a result of the transfer of 8 parcels of land to a lender in exchange for the extinguishment of debt. No such gain was recognized in the current period.

The Corporation had a net loss of $0.3 million or $0.03 per share in the period ended March 31, 1997, compared to net income of $0.7 million or $0.11 per share in the period ended March 31, 1996.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash of $0.6 million at March 31, 1997, compared to $0.8 million at December 31, 1996. At March 31, 1997, the Corporation had $1.1 million held in escrow in respect of Ichor's environmental services operations, compared to $1.3 million at December 31, 1996.

The Corporation has a $4 million line of credit which was not utilized as at March 31, 1997. The line of credit is secured by certain parcels of real estate, matures on December 30, 1997 and bears interest at a rate of prime plus 4% per annum. Since the Corporation's principle source of revenues is the sale of real estate, and is therefore unpredictable, the Corporation utilizes its credit facility to cover its cash shortfalls.

During the current period, Ichor established two new lines of credit, one with Drummond Financial Corporation, which is a subsidiary of the Corporation's parent, in the aggregate amount of $0.3 million and another with a separate lender in the amount of $0.8 million, to fund the working capital requirements of its waste oil recycling facility located in McCook, Illinois, which was brought on-line in April 1997. At March 31, 1997, Ichor was funded in the amount of $4.3 million under two agreements with Sirrom Environmental Funding, LLC which enabled Ichor to fund amounts billed and outstanding under certain Florida State rehabilitation programs at rates of prime plus 2% and prime plus 3%, respectively.

Operating activities used cash of $20,000 in the period ended March 31, 1997, compared to providing cash of $0.8 million in the comparative period of 1996. Payables provided cash of $2.5 million in the current period, compared to using cash of $0.2 million in the comparative period of 1996. Net purchases of trading securities used cash of $2.0 million in the period ended March 31, 1997, compared to nil in the period ended March 31, 1996.

Financing activities provided cash of $0.1 million in the three months ended March 31, 1997, compared to using cash of $1.0 million in the comparative period of 1996, primarily as a result of increased borrowing and a decrease in debt payments.

Investing activities used cash of $0.3 million in the period ended March 31, 1997, compared to providing cash of $0.2 million in the same period of 1996, primarily as a result of the purchase of property and equipment by Ichor. Investing activities in the three months ended March 31, 1996 consisted of proceeds from the sale of available-for-sale securities of $0.2 million.

At March 31, 1997, the Corporation had $1.2 million in outstanding notes which are non-recourse to the Corporation and secured by deeds of trust on a portion of the Corporation's real estate assets. Pursuant to such deeds of trust, the Corporation is obliged to make property tax and assessment payments on the secured properties on a timely basis. Two of the foregoing notes are in default and the holders of such notes have the right to foreclose on the properties securing same. In the event that any such holder commences a non-judicial foreclosure action, under Washington State law the Corporation has the right to cure its default by paying all past due taxes and assessments at any time prior to 10 days before the foreclosure sale. In the event that a holder of a note commences a judicial foreclosure action, under Washington State law the Corporation will not have the right to cure the default by paying the past due obligations. If such a holder is successful in a judicial foreclosure action, the property will be sold at a sheriff's sale and the Corporation will have an eight month period following such sale to redeem the property by paying the sheriff's sale price plus interest at 8% per annum.

As of the date hereof, 56.6 acres of the Corporation's Gig Harbour property (which totals 102.6 acres with a total book value of $3.1 million) is subject to a legal foreclosure action by the holder of a $0.6 million note secured by the subject property. As a result, the Corporation has until July 15, 1997 to pay all of the outstanding principal and interest due on the note, otherwise title to the subject property will pass to the lender. The Corporation initially had an option agreement to sell the subject property to Triad Investment Corporation ("Triad") which the Corporation believed had expired and was the subject of a court action. The Corporation and Triad have reached an agreement in principle to resolve the action and the Corporation does not intend to lose title to the property under the foreclosure action.

Except as aforesaid, no non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

At March 31, 1997, delinquent real estate taxes on the Corporation's properties amounted to $0.7 million. In addition, there is approximately $0.5 million in assessments to local improvement districts ("LIDs") which are delinquent. Substantially all of the Corporation's properties are subject to delinquent LIDs and property taxes. Delinquent real estate taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if real estate taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit real estate taxes to remain delinquent, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring.

The following table summarizes the repayment schedule of the Corporation's secured debt obligations, LIDs and unpaid property taxes at March 31, 1997:

                                  Year Ending          Dollars
                                    March 31,        in Thousands
                                  -----------        ------------
                                       1998           $     2,666
                                       1999                 1,153
                                       2000                   373
                                                      -----------
                                                      $     4,192
                                                      ===========

The Corporation has no commitments for capital expenditures in relation to its undeveloped real estate, although it may need to provide funds for pre-development work on certain parcels in order to enhance their marketability and sale value. Based upon appraisals prepared for the Corporation, the Corporation believes that the value of its undeveloped real estate assets substantially exceeds the amount of indebtedness related thereto. All of the Corporation's real estate assets are undeveloped, which makes the appraisal process inherently less certain than with developed properties.

The Corporation continues to seek controlling interests in operating businesses as opportunities arise. The Corporation has acquired one such interest to date, but may divest itself of such interest. The Corporation anticipates that it may require substantial capital to pursue any such opportunities and anticipates that such capital will be provided through the sale or exchange of assets, or through debt or equity financing.

                            PART II.  OTHER INFORMATION
                                      -----------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-KSB for the year ended December 31, 1996 for information concerning certain legal proceedings.

ITEMS 2 to 5.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

Exhibit
Number                           Description
-------                          -----------
  27            Article 5 - Financial Data Schedule for the 1st Quarter 1997
                Form 10-Q.

  (b)  Reports on Form 8-K

None.

                                    SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 9, 1997

                                    LOGAN INTERNATIONAL CORP.


                                    By:   /s/ Michael J. Smith
                                        ----------------------------------
                                        Michael J. Smith, President, Chief
                                        Financial Officer and Director

                                     EXHIBIT INDEX

Exhibit
Number                           Description
-------                          -----------
  27            Article 5 - Financial Data Schedule for the 1st Quarter 1997
                Form 10-Q.