Form 10-Q
period 1997-06-30
LOGAN INTERNATIONAL CORP/CN
filed 1997-08-14
CIK 948727

=============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from        to
                                              -----    -----

                       Commission File Number:  000-26354

                            LOGAN INTERNATIONAL CORP.
           (Exact name of Registrant as specified in its charter)

                   Washington                               91-1636980
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

    #108 - 1201 SW 7th Street, P.O. Box 860, Renton WA      98055-0860
         (Address of principal executive offices)           (Zip Code)

                                (206) 271-3350
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              Class                   Outstanding at August 11, 1997
              -----                   ------------------------------
          Common Stock, $0.01                    10,837,808
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


                          PART I.  FINANCIAL INFORMATION
                                   ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                             LOGAN INTERNATIONAL CORP.

                         CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE SIX MONTHS ENDED JUNE 30, 1997


                                     (Unaudited)

                                      LOGAN INTERNATIONAL CORP.
                                     Consolidated Balance Sheets
                                             (Unaudited)
                                        (dollars in thousands)

                                                      June 30, 1997      December 31, 1996
                                                      -------------      -----------------
                                                                              (Restated)
                                           ASSETS
Current Assets
  Cash                                                $         318          $         809
  Cash held in escrow                                           933                  1,254
  Accounts receivable, net                                    3,898                    851
  Investments                                                 6,216                  6,825
  Real estate held for development and resale                 6,109                  6,086
  Net assets of discontinued operations                           -                     71
  Other assets                                                  389                    638
                                                      -------------          -------------
      Total current assets                                   17,863                 16,534

Long-term Assets
  Investments                                                   188                    201
  Property and equipment, at cost                             4,111                  3,544
                                                      -------------          -------------
                                                              4,299                  3,745
                                                      -------------          -------------
                                                      $      22,162          $      20,279
                                                      =============          =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                    $       1,082         $         790
  Accrued liabilities                                           566                   668
  Due to affiliates                                           3,555                   683
  Debt                                                        1,288                 2,998
  Redeemable preferred stock                                    139                   139
                                                      -------------         -------------
      Total current liabilities                               6,630                 5,278

Long-term Liabilities
  Debt                                                        2,579                   810
  Other                                                       1,166                   955
                                                      -------------         -------------
                                                              3,745                 1,765
                                                      -------------         -------------
      Total liabilities                                      10,375                 7,043

Minority Interest                                               496                   987

Shareholders' Equity
  Preferred shares                                                1                     1
  Common shares                                                 108                   108
  Additional paid-in capital                                 14,673                14,673
  Net unrealized gain on investment valuation                    58                    72
  Retained deficit                                           (3,549)               (2,605)
                                                      -------------         -------------
      Total equity                                           11,291                12,249
                                                      -------------         -------------
                                                      $      22,162         $      20,279
                                                      =============         =============

          The accompanying notes are an integral part of these financial statements.

                                       3

                                  LOGAN INTERNATIONAL CORP.
                     Consolidated Statements of Operations and Deficit
                                         (Unaudited)
                       (dollars in thousands except per share amounts)

                                                       For the Six      For the Six
                                                       Months Ended     Months Ended
                                                       June 30, 1997    June 30, 1996
                                                       -------------    -------------
Revenues
  Sale of real estate                                  $           -    $       1,255
  Sale of recycled oil products                                  956                -
  Gain on securities                                              33              174
  Other                                                          186                9
                                                       -------------    -------------
                                                               1,175            1,438
Costs and expenses
  Cost of real estate sold and
    related selling costs                                          -              605
  Cost of recycled oil products                                1,057                -
  Selling, general and administrative                            638              244
  Real estate taxes                                               49               54
  Interest                                                       536              173
                                                       -------------    -------------
                                                               2,280            1,076

(Loss) income from operations before minority interest        (1,105)             362
Minority interest                                               (405)               -
                                                       -------------    -------------
(Loss) income from continuing operations                        (700)             362
Loss from discontinued operations, net of minority interest:
  Loss from operations                                          (102)               -
  Gain on sale                                                    30                -
                                                       -------------    -------------
                                                                 (72)               -
                                                       -------------    -------------
(Loss) income before extraordinary item                         (772)             362
                                                       -------------    -------------
Extraordinary item, Gain on debt extinguishment                    -              258
                                                       -------------    -------------

Net (loss) earnings                                             (772)             620
Deficit, beginning of period                                  (2,605)          (2,857)
Dividend paid on preferred shares                               (172)               -
                                                       -------------    -------------
Deficit, end of period                                 $      (3,549)   $      (2,237)
                                                       =============    =============

(Loss) earnings per share:
  Continuing operations                                $       (0.08)   $        0.05
  Discontinued operations                                      (0.01)               -
  Extraordinary item                                               -             0.04
                                                       -------------    -------------
                                                       $       (0.09)   $        0.09
                                                       =============    =============

     The accompanying notes are an integral part of these financial statements.


                                 LOGAN INTERNATIONAL CORP.
                     Consolidated Statements of Operations and Deficit
                                        (Unaudited)
                      (dollars in thousands except per share amounts)

                                                      For the Three     For the Three
                                                      Months Ended      Months Ended
                                                      June 30, 1997     June 30, 1996
                                                      -------------     -------------
Revenues
  Sale of recycled oil products                       $         930      $          -
  (Loss) gain on securities                                    (106)               89
  Other                                                         169                 -
                                                      -------------     -------------
                                                                993                89
Costs and expenses
  Cost of recycled oil products                               1,042                 -
  Selling, general and administrative                           283               132
  Real estate taxes                                              24                14
  Interest                                                      332                68
                                                      -------------     -------------
                                                              1,681               214
                                                      -------------     -------------

Loss from operations before minority interest                  (688)             (125)
Minority interest                                              (214)                -
                                                      -------------     -------------
Loss from continuing operations                                (474)             (125)
Loss from discontinued operations, net of minority interest:
  Loss from operations                                          (48)                -
  Gain on sale                                                   30                 -
                                                      -------------     -------------
                                                                (18)                -
                                                      -------------     -------------
Loss before extraordinary item                                 (492)             (125)
                                                      -------------     -------------
Extraordinary item, Gain on debt extinguishment                   -                 2
                                                      -------------     -------------

Net loss                                                       (492)             (123)
Deficit, beginning of period                                 (2,885)           (2,114)
Dividend paid on preferred shares                              (172)                -
                                                      -------------     -------------
Deficit, end of period                                $      (3,549)    $      (2,237)
                                                      =============     =============

Loss per share:
  Continuing operations                               $       (0.05)    $       (0.02)
  Discontinued operations                                         -                 -
  Extraordinary item                                              -                 -
                                                      -------------     -------------
                                                      $       (0.05)    $       (0.02)
                                                      =============     =============







        The accompanying notes are an integral part of these financial statements.
</TABLE

                                      LOGAN INTERNATIONAL CORP.
                                 Consolidated Statements of Cash Flows
                                             (Unaudited)
                                       (dollars in thousands)

                                                          For the Six       For the Six
                                                          Months Ended      Months Ended
                                                          June 30, 1997     June 30, 1996
                                                          -------------     -------------
Cash flows from continuing operating activities:
  (Loss) gain before extraordinary item                   $        (700)    $         362
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
    Minority interest                                              (405)                -
    Gain on securities                                              (33)             (174)
    Amortization and depreciation                                    97                 2
                                                          -------------     -------------
                                                                 (1,041)              190
  Changes in working capital:
    Cash held in escrow                                             321                 -
    Real estate                                                     (24)              552
    Prepaid and other assets                                        235               (77)
    Accounts receivable                                          (3,040)                -
    Payables                                                      2,824                37
                                                          -------------     -------------
                                                                   (725)              702
  Purchases of trading securities                                (2,667)                -
  Proceeds from sales of trading securities                       3,309                 -
                                                          -------------     -------------
                                                                    (83)              702
Cash flows from continuing financing activities:
  Borrowing                                                       1,953               230
  Payment of debts                                               (1,771)           (1,125)
  Issuance of preferred shares                                        -             6,000
  Payment of dividend on preferred shares                          (172)                -
  Other                                                             (17)                -
                                                          -------------     -------------
                                                                     (7)            5,105
Cash flows from continuing investing activities:
  Purchases of property and equipment                              (331)                -
  Purchases of available-for-sale securities                          -            (6,200)
  Proceeds from sale of available-for-sale securities                 -               313
                                                          -------------     -------------
                                                                   (331)           (5,887)
                                                          -------------     -------------

Net cash used in continuing operations                             (421)              (80)
Net cash used in discontinued operations                            (70)                -
                                                          -------------     -------------

Net decrease in cash                                               (491)              (80)
Cash, beginning of period                                           809               261
                                                          -------------     -------------
Cash, end of period                                       $         318     $         181
                                                          =============     =============







        The accompanying notes are an integral part of these financial statements.

                                       6

                           LOGAN INTERNATIONAL CORP.
                   Notes to Consolidated Financial Statements
                                June 30, 1997
                                (Unaudited)

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

Note 2.  Acquisition
         -----------

In December 1996, the Registrant acquired a 50.3% interest in ICHOR Corporation ("Ichor"), which operates in the environmental services business. Ichor's results from operations, assets and liabilities have been included in the Registrant's financial statements.

Note 3.  Earnings per Share
         ------------------

Earnings per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares was 10,837,808 and 6,601,495 for the six months ended June 30, 1997 and 1996, respectively.

Note 4.  Discontinued Operations
         -----------------------

Effective April 30, 1997, Ichor sold substantially all of the assets of its environmental remediation services operation for approximately $0.2 million. As a result, the Registrant's balance sheet as at December 31, 1996 has been restated to record the disposed business as discontinued operations.

                     PART I.  FINANCIAL INFORMATION
                              ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of Logan International Corp. (the "Corporation") for the six months and quarter ended June 30, 1997 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

In December 1996, the Corporation acquired a 50.3% interest in ICHOR Corporation ("Ichor"), which operates in the environmental services business. Ichor's results from operations, assets and liabilities have been included in the Corporation's financial statements. In April 1997, Ichor sold substantially all of the assets of its environmental remediation services business for approximately $0.2 million. As a result, the Corporation's balance sheet as at December 31, 1996 has been restated to record the disposed business as discontinued operations.

Results of Operations - Six Months Ended June 30, 1997
------------------------------------------------------

Revenues for the six months ended June 30, 1997 decreased to $1.2 million from $1.4 million in the six months ended June 30, 1996, primarily as a result of a reduction in the sale of real estate. Revenues from the sale of real estate decreased to nil in the current period of 1997 from $1.3 million in the comparative period of 1996. Revenues from the sale of recycled oil products were $1.0 million in the current period of 1997, compared to nil in the comparative period of 1996, as a result of the inclusion of the results of the Corporation's environmental services operations in the current period of 1997.

Costs and expenses for the six months ended June 30, 1997 increased to $2.3 million from $1.1 million in the comparative period of 1996, primarily as a result of the inclusion of the results of the Corporation's environmental services operations in the current period of 1997. The cost of recycled oil products was $1.1 million in the six months ended June 30, 1997, compared to nil in the comparative period of 1996. Selling, general and administrative expenses increased to $0.6 million in the current period of 1997 from $0.2 million in the comparative period of 1996. The cost of real estate sold and related selling costs were nil in the six months ended June 30, 1997, compared to $0.6 million in the six months ended June 30, 1996.

Interest expense in the six months ended June 30, 1997 increased to $0.5 million from $0.2 million in the six months ended June 30, 1996, primarily as a result of interest on the indebtedness of the Corporation's environmental services operations.

For the six months ended June 30, 1997, the loss from continuing operations was $0.7 million or $0.08 per share, compared to income from continuing operations of $0.4 million or $0.05 per share for the six months ended June 30, 1996.

During the current period of 1997, the Corporation recorded an operating loss from discontinued operations of $0.1 million and a gain on the sale of the Corporation's environmental remediation services assets of $30,000, net of minority interest.

The Corporation recognized an extraordinary gain of $0.3 million in the period ended June 30, 1996, as a result of the transfer of 10 parcels of land to a lender in exchange for the extinguishment of debt. No such gain was recognized in the current period of 1997.

The Corporation had a net loss of $0.8 million or $0.09 per share in the period ended June 30, 1997, compared to net income of $0.6 million or $0.09 per share in the period ended June 30, 1996, primarily as a result of the decrease in the sale of real estate and the inclusion of the results of the Corporation's environmental services operations in the current period of 1997.

Results of Operations - Three Months Ended June 30, 1997
--------------------------------------------------------

Revenues for the three months ended June 30, 1997 increased to $1.0 million from $89,000 for the three months ended June 30, 1996, primarily as a result of the inclusion of the results of the Corporation's environmental services operations in the current period of 1997. Revenues from the sale of recycled oil products were $0.9 million in the current period of 1997, compared to nil in the comparative period of 1996. The Corporation recorded a loss on securities of $0.1 million in the three months ended June 30, 1997, compared to a gain on securities of $89,000 in the three months ended June 30, 1996.

Costs and expenses for the three months ended June 30, 1997 increased to $1.7 million from $0.2 million in the comparative period of 1996, primarily as a result of the inclusion of the results of the Corporation's environmental services operations in the current quarter of 1997. The cost of recycled oil products was $1.0 million in the three months ended June 30, 1997, compared to nil in the comparative period of 1996. Selling, general and administrative expenses increased to $0.3 million in the current quarter of 1997 from $0.1 million in the comparative quarter of 1996.

Interest expense in the three months ended June 30, 1997 increased to $0.3 million from $68,000 in the same period of 1996, primarily as a result of interest on the indebtedness of the Corporation's environmental services operations.

For the three months ended June 30, 1997, the loss from continuing operations was $0.5 million or $0.05 per share, compared to $0.1 million or $0.02 per share for the three months ended June 30, 1996.

The Corporation recorded an operating loss from discontinued operations of $48,000 and a gain on the sale of the Corporation's environmental remediation services assets of $30,000 in the current quarter of 1997, net of minority interest.

The Corporation had a net loss of $0.5 million or $0.05 per share in the period ended June 30, 1997, compared to a net loss of $0.1 million or $0.02 per share in the period ended June 30, 1996, primarily as a result of the inclusion of the results of the Corporation's environmental services operations in the current period of 1997.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash of $0.3 million at June 30, 1997, compared to $0.8 million at December 31, 1996. At June 30, 1997, the Corporation had $0.9 million held in escrow in respect of the Corporation's environmental services operations, compared to $1.3 million at December 31, 1996.

The Corporation has a $4.0 million line of credit which was not utilized as at June 30, 1997. The line of credit is secured by certain parcels of real estate, matures on December 30, 1997 and bears interest at a rate of prime plus 4% per annum. Since the Corporation's principal sources of revenues are relatively unpredictable, the Corporation maintains its credit facility to cover any cash shortfalls.

During the current period of 1997, Ichor established two new lines of credit, one with a subsidiary of the Corporation's parent in the aggregate amount of $0.5 million and another with a separate lender in the amount of $0.8 million, to fund the working capital requirements of its waste oil recycling facility located in McCook, Illinois, which was brought on-line in the second quarter of 1997.

Continuing operating activities used cash of $83,000 in the six months ended June 30, 1997, compared to providing cash of $0.7 million in the comparative period of 1996. An increase in accounts receivable used cash of $3.0 million in the current period of 1997, compared to nil in the six months ended June 30, 1996. An increase in payables provided cash of $2.8 million in the current period of 1997, compared to $37,000 in the comparative period of 1996. Net sales of trading securities provided cash of $0.6 million in the period ended June 30, 1997, compared to nil in the period ended June 30, 1996.

Continuing financing activities used cash of $7,000 in the six months ended June 30, 1997, compared to providing cash of $5.1 million in the comparative period of 1996. Borrowing provided cash of $2.0 million in the current period of 1997, compared to $0.2 million in the six months ended June 30, 1996. The Corporation used $1.8 million to repay debts in the six months ended June 30, 1997, compared to $1.1 million in the same period of 1996. In the six months ended June 30, 1996, the Corporation sold $6.0 million of its preferred stock.

Continuing investing activities used cash of $0.3 million in the period ended June 30, 1997, as a result of the purchase of property and equipment for the Corporation's environmental services operations. Investing activities in the six months ended June 30, 1996 consisted of net purchases of available-for-sale securities of $5.9 million.

At June 30, 1997, the Corporation had $1.6 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation.

Pursuant to such deeds of trust, the Corporation is obliged to make property tax and assessment payments on the secured properties on a timely basis. During the six months ended June 30, 1997, two notes which were previously in default were refinanced by other lenders.

In the six months ended June 30, 1997, the Corporation paid all outstanding principal and interest due to the holder of a $0.6 million note secured by
56.6 acres of the Corporation's property. As a result, the legal foreclosure action relating to the property was settled. The Corporation initially had an option agreement to sell the subject property to Triad Investment Corporation ("Triad") which the Corporation believed had expired and was the subject of a court action. The Corporation and Triad have reached an agreement which resolved the action.

At June 30, 1997, overdue real estate taxes on the Corporation's properties amounted to $0.7 million. In addition, there is approximately $0.5 million in assessments to local improvement districts ("LIDs") which are overdue. Certain of the Corporation's properties are subject to overdue LIDs and property taxes. Overdue real estate taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if real estate taxes or LIDs remain overdue for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit real estate taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The following table summarizes the repayment schedule of the Corporation's debt obligations, LIDs, unpaid property taxes and redeemable preferred stock at June 30, 1997:

                  Year Ending        Dollars
                    June 30,      in Thousands
                  -----------     ------------
                      1998         $     1,427
                      1999               2,206
                      2000                 373
                                   -----------
                                   $     4,006
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its annual meeting of shareholders on June 27, 1997. At the meeting, Roland Waldvogel was elected a Class II director of the Corporation for a three year term, as follows:

                                                    Broker
                   Votes For     Votes Withheld     Non-Votes     Abstentions
                   ---------     --------------     ---------     -----------
Roland Waldvogel   7,799,486          37,996            -              -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                     Description
-------                    -----------

  27           Article 5 - Financial Data Schedule for the 2nd Quarter 1997
               Form 10-Q.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 12, 1997                   LOGAN INTERNATIONAL CORP.


                                     By:    /s/ Michael J. Smith
                                          ----------------------------------
                                          Michael J. Smith, President, Chief
                                          Financial Officer and Director

                                EXHIBIT INDEX

Exhibit
Number                      Description
-------                     -----------

  27            Article 5 - Financial Data Schedule for the 2nd Quarter 1997
                Form 10-Q.