Form 10-Q
period 1997-09-30
LOGAN INTERNATIONAL CORP/CN
filed 1997-11-14
CIK 948727

==============================================================================



                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1997

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________

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

Suite 1250, 400 Burrard Street, Vancouver, British Columbia, Canada  V6C 3A6
                  (Address of principal executive offices)

                                     (604) 683-5312
                 (Registrant's telephone number, including area code)

       #108 - 1201 SW 7th Street, P.O. Box 860, Renton WA         98055-0860
                  (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X    No
                                                      -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                  Class                  Outstanding at November 10, 1997
                  -----                  --------------------------------
           Common Stock, $0.01                        10,837,808
               par value


==============================================================================

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


                          PART I.  FINANCIAL INFORMATION
                                   ---------------------
ITEM 1.  FINANCIAL STATEMENTS




                            LOGAN INTERNATIONAL CORP.

                       CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)

                           LOGAN INTERNATIONAL CORP.
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (dollars in thousands)

                                           September 30, 1997    December 31, 1996
                                           ------------------    -----------------
                                                                     (Restated)
                                        ASSETS
Current Assets
  Cash                                      $            150     $            181
  Accounts receivable, net                               427                  417
  Investments                                          6,973                6,825
  Real estate held for development
    and resale                                         5,966                6,086
  Net assets of discontinued operations                1,632                2,425
  Other assets                                           259                   23
                                            ----------------     ----------------
    Total current assets                              15,407               15,957

Long-term Assets
  Investments                                            172                  201
                                            ----------------     ----------------
                                                         172                  201
                                            ----------------     ----------------
                                            $         15,579     $         16,158
                                            ================     ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued
    liabilities                             $            415     $            645
  Due to affiliates                                    1,087                  263
  Debt                                                   933                2,502
  Redeemable preferred stock                             139                  139
                                            ----------------     ----------------
     Total current liabilities                         2,574                3,549

Long-term Liabilities
  Debt                                                 2,180                  360
                                            ----------------     ----------------
                                                       2,180                  360
                                            ----------------     ----------------
    Total liabilities                                  4,754                3,909

Shareholders' Equity
  Preferred shares                                         1                    1
  Common shares                                          108                  108
  Additional paid-in capital                          14,673               14,673
  Net unrealized gain on investment
    valuation                                             42                   72
  Retained deficit                                    (3,999)              (2,605)
                                            ----------------     ----------------
    Total equity                                      10,825               12,249
                                            ----------------     ----------------
                                            $         15,579     $         16,158
                                            ================     ================

     The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
               Consolidated Statements of Operations and Deficit
                                  (Unaudited)
                (dollars in thousands except per share amounts)

                                        For the Nine          For the Nine
                                        Months Ended          Months Ended
                                     September 30, 1997     September 30, 1996
                                     ------------------     ------------------
Revenues
  Sale of real estate                  $            250     $           2,643
  Gain on securities                                 40                   175
  Other                                             211                     9
                                       ----------------     -----------------
                                                    501                 2,827
Costs and expenses
  Cost of real estate sold and
    related selling costs                           222                 1,879
  General and administrative                        400                   581
  Real estate taxes                                  72                    78
  Interest                                          255                   239
                                       ----------------     -----------------
                                                    949                 2,777
                                       ----------------     -----------------

(Loss) income from continuing
  operations                                       (448)                   50
                                       ----------------     -----------------
Loss from discontinued operations,
    net of minority interest:
  Loss from operations                             (804)                    -
  Gain on sale                                       30                     -
                                       ----------------     -----------------
                                                   (774)                    -
                                       ----------------     -----------------
(Loss) income before
  extraordinary item                             (1,222)                   50
                                       ----------------     -----------------
Extraordinary item, Gain on debt
    extinguishment                                    -                   258
                                       ----------------     -----------------

Net (loss) earnings                              (1,222)                  308
Deficit, beginning of period                     (2,605)               (2,857)
Dividend paid on preferred shares                  (172)                    -
                                       ----------------     -----------------
Deficit, end of period                 $         (3,999)    $          (2,549)
                                       ================     =================
(Loss) earnings per share:
  Continuing operations                $          (0.06)    $           (0.01)
  Discontinued operations                         (0.07)                   -
                                       ----------------     -----------------
  Before extraordinary item                       (0.13)                (0.01)
  Extraordinary item                                  -                  0.04
                                       ----------------     -----------------
                                       $          (0.13)    $            0.03
                                       ================     =================

The accompanying notes are an integral part of these financial statements.

                                LOGAN INTERNATIONAL CORP.
                   Consolidated Statements of Operations and Deficit
                                       (Unaudited)
                    (dollars in thousands except per share amounts)

                                         For the Three         For the Three
                                         Months Ended          Months Ended
                                      September 30, 1997    September 30, 1996
                                      ------------------    ------------------
Revenues
  Sale of real estate                 $            250      $          1,388
  Gain on securities                                 7                     1
  Other                                             25                     -
                                      ----------------      ----------------
                                                   282                 1,389
Costs and expenses
  Cost of real estate sold and
    related selling costs                          222                 1,274
  General and administrative                       106                   337
  Real estate taxes                                 23                    24
  Interest                                          97                    66
                                      ----------------      ----------------
                                                   448                 1,701
                                      ----------------      ----------------
Loss from continuing operations                   (166)                 (312)
Loss from discontinued operations,
    net of minority interest                      (284)                    -
                                      ----------------      ----------------

Net loss                                          (450)                 (312)
Deficit, beginning of period                    (3,549)               (2,237)
                                      ----------------      ----------------
Deficit, end of period                $         (3,999)     $         (2,549)
                                      ================      ================

Loss per share:
  Continuing operations               $          (0.02)     $          (0.06)
  Discontinued operations                        (0.03)                    -
                                      ----------------      ----------------
                                      $          (0.05)     $          (0.06)
                                      ================      ================







   The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                              For the Nine           For the Nine
                                              Months Ended           Months Ended
                                           September 30, 1997      September 30, 1996
                                           ------------------      ------------------
Cash flows from continuing operating
  activities:
  (Loss) gain before extraordinary item     $           (448)      $             50
  Adjustments to reconcile net (loss)
    income to net cash provided by operating
    activities:
    Write-down of property                                 -                    205
    Gain on securities                                   (40)                  (175)
    Amortization and depreciation                         12                      2
                                            ----------------       ----------------
                                                        (476)                    82
  Changes in working capital:
    Real estate                                          120                  1,809
    Prepaid and other assets                            (256)                   (23)
    Accounts receivable                                   (3)                     -
    Payables                                             435                      -
                                            ----------------       ----------------
                                                        (180)                 1,868
  Purchases of trading securities                     (3,438)                     -
  Proceeds from sales of trading securities            3,329                      -
                                            ----------------       ----------------
                                                        (289)                 1,868
Cash flows from continuing financing
  activities:
  Borrowing                                            1,820                    330
  Payment of debts                                    (1,371)                (1,164)
  Issuance of preferred shares                             -                  6,000
  Issuance of common shares                                -                     22
  Payment of dividend on preferred shares               (172)                     -
                                            ----------------       ----------------
                                                         277                  5,188
Cash flows from continuing investing activities:
  Purchases of available-for-sale securities               -                 (6,200)
  Proceeds from sale of available-for-sale
    securities                                             -                    313
                                            ----------------       ----------------
                                                           -                 (5,887)
                                            ----------------       ----------------

Net cash used in continuing operations                   (12)                 1,169
Net cash used in discontinued operations                 (19)                     -
                                            ----------------       ----------------

Net (decrease) increase in cash                          (31)                 1,169
Cash, beginning of period                                181                    261
                                            ----------------       ----------------
Cash, end of period                         $            150       $          1,430
                                            ================       ================

     The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
                  Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

Note 1.  Basis of Presentation
         ---------------------

The interim period consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the statements and the accompanying notes included in the Registrant's latest annual report on Form 10-KSB. In the opinion of the Registrant, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

Note 2.  Acquisition and Disposition
         ---------------------------

In December 1996, the Registrant acquired a 50.3% interest in ICHOR Corporation ("Ichor"), which operates in the environmental services business. Effective April 30, 1997, Ichor sold substantially all of the assets of its environmental remediation services operation for approximately $0.2 million.

As at September 30, 1997, the Registrant approved a plan to dispose of the environmental services business. Accordingly, the Registrant adopted Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Discontinued Events and Extraordinary Items", to report its investment in, and the results of, the environmental services business. As a result, the Registrant's balance sheet as at December 31, 1996 has been restated to record the disposed business as discontinued operations. Ichor's results from operations have been included in the Registrant's financial statements as discontinued operations.

Note 3.  Earnings per Share
         ------------------

Earnings per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares was 10,837,808 and 6,608,117 for the nine months ended September 30, 1997 and 1996, respectively.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of Logan International Corp. (the "Corporation") for the nine months and quarter ended September 30, 1997 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

In December 1996, the Corporation acquired a 50.3% interest in ICHOR Corporation ("Ichor"), which operates in the environmental services business. Ichor sold substantially all of the assets of its environmental remediation services business for approximately $0.2 million in April 1996. In September 1997, the Corporation approved a plan to dispose of Ichor's remaining environmental services business. As a result, the Corporation's balance sheet as at December 31, 1996 has been restated to record Ichor's environmental services business as discontinued operations. Ichor's results from operations have been included in the Corporation's financial statements as discontinued operations.

Results of Operations - Nine Months Ended September 30, 1997
------------------------------------------------------------

Revenues for the nine months ended September 30, 1997 decreased to $0.5 million from $2.8 million in the nine months ended September 30, 1996, primarily as a result of a reduction in the sale of real estate. Revenues from the sale of real estate decreased to $0.3 million in the current period of 1997 from $2.6 million in the comparative period of 1996.

Costs and expenses for the nine months ended September 30, 1997 decreased to $0.9 million from $2.8 million in the comparative period of 1996, primarily as a result of a reduction in the sale of real estate. The cost of real estate sold and related selling costs were $0.2 million in the nine months ended September 30, 1997, compared to $1.9 million in the nine months ended September 30, 1996. General and administrative expenses decreased to $0.4 million in the current period of 1997 from $0.6 million in the comparative period of 1996, primarily as a result of a write-down of property of $0.2 million in the nine months ended September 30, 1996.

Interest expense in the nine months ended September 30, 1997 increased to $0.3 million from $0.2 million in the nine months ended September 30, 1996.

For the nine months ended September 30, 1997, the loss from continuing operations was $0.4 million or $0.06 per share, compared to income from continuing operations of $50,000 for the nine months ended September 30, 1996, primarily as a result of the decrease in the sale of real estate. Results of operations for the comparative period of 1996 included a gain of $0.3 million on the transfer of real estate to a lender in extinguishment of debt.

Results of Operations -Three Months Ended September 30, 1997
------------------------------------------------------------

Revenues were $0.3 million for the three months ended September 30, 1997, compared to $1.4 million in the comparative period of 1996, primarily as a result of a reduction in the sale of real estate. Revenues from the sale of real estate decreased to $0.3 million in the quarter ended September 30, 1997 from $1.4 million in the quarter ended September 30, 1996.

Costs and expenses for the three months ended September 30, 1997 decreased to $0.4 million from $1.7 million in the comparative period of 1996, primarily as a result of a reduction in the sale of real estate. The cost of real estate sold and related selling costs were $0.2 million in the quarter ended September 30, 1997, compared to $1.3 million in the quarter ended September 30, 1996. General and administrative expenses decreased to $0.1 million in the three months ended September 30, 1997 from $0.3 million in the three months ended September 30, 1996, primarily as a result of a write-down of property of $0.2 million in the quarter ended September 30, 1996.

Interest expense was $0.1 million in the three months ended September 30, 1997 and 1996, respectively.

The Corporation had a loss from continuing operations of $0.2 million or $0.02 per share in the period ended September 30, 1997, compared to $0.3 million or $0.06 per share in the period ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash of $0.2 million at September 30, 1997 and December 31, 1996, respectively. The Corporation has a $4.0 million line of credit which was not utilized as at September 30, 1997. The line of credit is secured by certain parcels of real estate, matures on December 30, 1997 and bears interest at a rate of prime plus 4% per annum. Since the Corporation's principal sources of revenues are relatively unpredictable, the Corporation maintains its credit facility to cover any cash shortfalls.

Continuing operating activities used cash of $0.3 million in the nine months ended September 30, 1997, compared to providing cash of $1.9 million in the comparative period of 1996, primarily as a result of the reduction in the sale of real estate. In the current period of 1997, an increase in payables provided cash of $0.4 million, compared to nil in the comparative period of 1996. Net purchases of trading securities used cash of $0.1 million in the period ended September 30, 1997.

Continuing financing activities provided cash of $0.3 million in the nine months ended September 30, 1997, compared to $5.2 million in the comparative period of 1996. A net increase in indebtedness provided cash of $0.4 million in the current period of 1997, compared to a net decrease in indebtedness using cash of $0.8 million in the nine months ended September 30, 1996. The Corporation paid $0.2 million in dividends on its preferred shares in the current period of 1997. In the nine months ended September 30, 1996, the Corporation sold $6.0 million of its preferred stock.

Continuing investing activities used cash of nil in the period ended September 30, 1997. Investing activities in the nine months ended September 30, 1996 consisted of net purchases of available-for-sale securities of $5.9 million.

At September 30, 1997, the Corporation had $2.2 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation. Pursuant to such deeds of trust, the Corporation is obliged to make property tax and assessment payments on the secured properties on a timely basis. During the nine months ended September 30, 1997, two notes which were previously in default were refinanced by other lenders.

In the nine months ended September 30, 1997, the Corporation paid all outstanding principal and interest due to the holder of a $0.6 million note secured by 56.6 acres of the Corporation's property. As a result, the legal foreclosure action relating to the property was settled. The Corporation and Triad Investment Corporation reached an agreement which resolved a court action relating to an option agreement to sell the subject property, which the Corporation believed had expired.

At September 30, 1997, overdue real estate taxes on the Corporation's properties amounted to $0.4 million. In addition, there is approximately $0.5 million in assessments to local improvement districts ("LIDs") which are overdue. Certain of the Corporation's properties are subject to overdue LIDs and property taxes. Overdue real estate taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if real estate taxes or LIDs remain overdue for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit real estate taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The following table summarizes the repayment schedule of the Corporation's debt obligations, LIDs, unpaid property taxes and redeemable preferred stock at September 30, 1997:

                        Year Ending            Dollars
                       September 30,        in Thousands
                       -------------        ------------
                            1998            $      1,072
                            1999                   1,190
                            2000                     990
                                            ------------
                                            $      3,252
                                            ============

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                     Description
-------                    -----------
  27                Article 5 - Financial Data Schedule for the 3rd Quarter
                    1997 Form 10-Q.

(b)  Reports on Form 8-K

None.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 13, 1997              LOGAN INTERNATIONAL CORP.


                                       By:    /s/ Michael J. Smith
                                            ---------------------------
                                            Michael J. Smith, President, Chief
                                            Financial Officer and Director

                               EXHIBIT INDEX

Exhibit Number                     Description
--------------                     -----------

   27                 Article 5 - Financial Data Schedule for the 3rd Quarter
                      1997 Form 10-Q.