Form 10-K405
period 1997-12-31
LOGAN INTERNATIONAL CORP/CN
filed 1998-03-31
CIK 948727

=============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ---------

                      Commission file number 000-26354

                          LOGAN INTERNATIONAL CORP.
           (Exact name of Registrant as specified in its charter)

            Washington                                       91-1636980
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification  No.)

     Suite 1250, 400 Burrard Street
  Vancouver, British Columbia, Canada                          V6C 3A6
(Address of principal executive offices)                    (Postal Code)

    Registrant's telephone number, including area code:  (604) 683-5767

     Securities registered pursuant to Section 12(b) of the Act:  None
       Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $0.01 par value
                             (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X    No
                                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $841,257 as of March 24, 1998, computed on the basis of the closing price on such date.

As of March 24, 1998, there were 10,837,808 shares of the Registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Proxy Statement to be filed within 120 days of the period ended December 31, 1997 are incorporated by reference into Part III.

=============================================================================

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

                             TABLE OF CONTENTS
                             -----------------
                                                                       PAGE
                                                                       ----
                                  PART I
                                  ------

ITEM 1. DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . 4

ITEM 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 7

                                  PART II
                                  -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . 8

ITEM 6. SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . 9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . .10

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . .13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . .13

                                  PART III
                                  --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . .13

ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .14

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .14

                                  PART IV
                                  -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32

                                  PART I
                                  ------

ITEM 1.  DESCRIPTION OF BUSINESS

The Corporation
---------------

Logan International Corp. was incorporated in the State of Washington on September 15, 1993 and commenced operations in April 1994. In this document, unless the context otherwise requires, the "Corporation" or "Logan" refers to Logan International Corp. and its subsidiaries. The Corporation is a subsidiary of MFC Bancorp Ltd. ("MFC"), who acquired approximately 69% of the Corporation's shares of common stock in 1996. Drummond Financial Corporation, a subsidiary of MFC, acquired $6 million of preferred shares in the capital stock of the Corporation in June 1996.

Business of the Corporation
---------------------------

Since it commenced operations in April 1994, the Corporation has been engaged in the real estate business. All of the Corporation's real estate assets are located in the Puget Sound region of the State of Washington, are undeveloped and a substantial portion are in a pre-development state. Logan intends to utilize and redeploy its real estate assets to finance the acquisition of controlling interests in operating businesses. Therefore, while Logan is active in real estate operations, it also operates in the financial services industry. If opportunities arise, Logan may acquire additional real estate assets. Logan does not intend to develop any of its undeveloped real estate properties, but in certain instances may participate in development joint venture arrangements as an interim step in the sale of a property, and will continue pre-development work on the properties to the extent necessary to protect or enhance their value.

Logan has undertaken the active marketing of certain of its real estate assets in order to raise cash to pay operating expenses and the carrying costs of its remaining properties. It may be necessary to sell certain properties at a discount to their appraised values in order to sell them in a timely fashion for cash. Logan believes, however, that this will allow the remainder of its real estate portfolio to be marketed in an orderly fashion and allow Logan to obtain a higher value for its portfolio.

In the year ended December 31, 1997, the Corporation sold 6 real estate lots for proceeds of $3.3 million. In November 1997, the Corporation granted an option to purchase up to approximately 46 acres of its Gig Harbour property for approximately $7.3 million prior to August 31, 1998, which may be extended for an additional 90 days on payment of a $25,000 extension fee.

The development of real property in the State of Washington is subject to multiple layers of government regulation, including state law and certain ordinances of the city and county wherein the property is located. Environmental regulations at the federal, state and local levels with regard to wetlands, stormwater retention and discharge, wildlife, tree preservation, slopes and groundwater recharge have greatly increased the cost and uncertainty related to the development of property in the State of Washington and have lengthened the time necessary to receive development permits.

Consequently, fewer developers are buying property in the State of Washington and these developers tend to wait until the permitting process is near completion before committing to a purchase.

The type and intensity of development of real property in the State of Washington is subject to the comprehensive plan and zoning designation of the property within the city or county in which the property is located.
Property development is also affected by sensitive areas, such as wetlands, streams or wildlife habitat, located on the site. Both the local government and the Army Corps of Engineers have jurisdiction over wetland areas. Upon delivery of a development proposal, the appropriate government agency will examine the site and delineate wetland areas. These areas must either be left undisturbed with sufficient buffers for protection or a mitigation plan for the designated areas must be approved. Due to the broad definition of wetlands, it is common for undeveloped property in the western Washington area to have some wetlands designated. The majority of the Corporation's properties have had some wetland areas designated.

In 1990, the Washington legislature passed the Growth Management Act ("GMA") to "guide the development and adoption of comprehensive plans and development regulations" in Washington State. The goal of the comprehensive development plans is to, among other things, reduce the development density in rural areas, encourage affordable housing and a variety of housing densities, maintain and conserve natural resource industries and lands and protect and enhance the environment and the availability of water.

Under the GMA, the counties in which the Corporation's properties are located have a several year period in which to develop county-wide growth plans that will designate those areas in which growth will be accommodated over the next 20 years. As a result of the uncertainty which has arisen from the formulation of these growth plans, the permitting process relating to the development of property in these counties has been delayed. It is believed, however, that all of the Corporation's properties are located in areas where additional growth will be permitted.

The Corporation intends to use the proceeds from the sale of its real estate assets to acquire controlling equity interests in operating businesses. In addition, the Corporation may seek to exchange its real estate assets for equity interests in certain other companies. The Corporation will seek to acquire interests in those companies that it believes its expertise in financial restructuring and asset management will add value to the Corporation's investment. In order to accomplish such acquisitions, the Corporation may engage in joint ventures with affiliated companies.

In December 1996, the Corporation acquired approximately 50.3% of the issued shares of common stock of ICHOR Corporation ("Ichor"), a Delaware corporation engaged in the environmental services business, based in Monroeville, Pennsylvania and whose shares of common stock are quoted on the NASDAQ SmallCap Market. During 1997, Ichor's environmental services business included remediation and recycling. In the first quarter of 1998, Ichor commenced providing certain environmental consulting services to an industrial customer in Germany and entered into an agreement to acquire a company that leases and operates a carton and box making plant located in Germany, subject to certain conditions.

At December 31, 1997, the Corporation had one full-time employee. The executive officers of the Corporation are not full-time employees, but devote such time to the business of the Corporation as is required.

Discontinued Operations of Ichor
--------------------------------

In December 1996, the Corporation acquired 2,500,000 shares, or approximately 50.3%, of the common stock of Ichor as partial consideration for a loan receivable through which Ichor acquired a waste oil recycling facility located in McCook County, Illinois (the "McCook Facility"). In December 1997, Ichor sold the McCook Facility for approximately $1.0 million, consisting of a down payment of $0.3 million and a final payment of $0.7 million plus interest at 2.5% per annum on or before December 23, 1998. The McCook Facility had revenues of $2.6 million for the year ended December 31, 1997.

As of April 1997, Ichor sold substantially all of the assets of its environment remediation services operations for $147,000 in cash and the purchaser assumed certain liabilities related to those assets. Ichor retained cash, accounts receivable, accounts payable and other accrued liabilities relating to the operations. Contract revenue for Ichor's environmental remediation services operations was $0.7 million in the year ended December 31, 1997.

Ichor's environmental remediation services operations and the McCook Facility have been classified as discontinued operations in the Corporation's results of operations for the year ended December 31, 1997.

ITEM 2.  PROPERTIES

The Corporation's administrative offices are located in Renton, Washington and are leased.

The Corporation's undeveloped real estate properties are located in the Puget Sound region of Washington State and consist of 10 parcels totaling approximately 130 acres which are zoned for various commercial uses including retail, office and business park, and 2 parcels totaling approximately 32 acres which are zoned for medium to high residential use. The Corporation is seeking to sell these parcels and does not intend to fully develop the majority of them prior to sale. The Corporation typically engages in such preliminary development work as is necessary to maximize the value of the parcels prior to their sale.

The aggregate 1997 real property taxes on the commercially zoned properties were $87,163, on the multi-family residentially zoned properties were $320, and on the unzoned properties were $11,713.

Gig Harbour Property
--------------------

The Corporation owns approximately 102 acres of undeveloped real property which was, in early 1997, annexed to the City of Gig Harbour, Washington, which is located at the west end of the Tacoma Narrows Bridge from Tacoma, Washington. The annexation provides for much higher intensity development than was allowed under its previous jurisdiction (Pierce County), and opens the way for a new major thoroughfare to be built through the middle of the property that connects State Route 16 and the North entrance of Gig Harbour. Of the total acreage, 50 acres are now zoned for retail/commercial uses, 35 acres for medium density (8 units per acre) residential use and 17 acres for business park/professional office. The retail portion of the property is under an option agreement for development into a regional shopping center. The Corporation may develop all or a portion of the remaining land through partnerships, joint ventures or other economic associations with local developers. The Corporation's current involvement is limited to pre-development work, including infrastructure (roads, sewer and water services), preliminary permits, market studies, feasibility studies and related activities.

All utilities are available to the site, but the extension of utilities would be required prior to development of the site. In addition, internal roadways will need to be constructed to provide access to the site and the site will require grading prior to development. The Corporation has not determined whether it will be involved in any of the actual site work, but estimates that it will spend approximately $20,000 on additional pre-development work. The City of Gig Harbour is planning an extension of a street past the site, which when completed, will provide improved access to the site from the City of Gig Harbour. This street extension may take up to two years to complete. The 1997 property taxes for the 102.6 acre parcel were $16,837.

ITEM 3.  LEGAL PROCEEDINGS

In June 1995, Klein v. PDG Remediation, Inc., et al., No. CIV-4954 (DAB) was filed in the United States District Court for the Southern District of New York and alleges that Ichor, its directors and certain of its officers, Ichor's former parent company and the underwriters of Ichor's initial public offering issued or participated in issuing a registration statement and prospectus which contained material misstatements or omissions, which were relied upon by the plaintiff. The Klein action has been certified as a class action on behalf of all purchasers of Ichor's common stock from February 9, 1995 through May 23, 1995 and the plaintiff is seeking either the recission of any agreement with respect to the purchase of shares of common stock by members of the class or statutory damages, as well as interest, attorneys' fees and other costs and expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II
                                  -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) Market Information. The Corporation's common stock is quoted on the NASD OTC Bulletin Board under the symbol "LGIC". The following table sets forth the quarterly high and low sales price per share of the Corporation's common stock for the periods indicated:

Fiscal Quarter Ended                            High      Low
--------------------                            ----      ---
1996
----
March 31                                     $  0.75  $  0.38
June 30                                         0.50     0.25
September 30                                    0.38     0.13
December 31                                     0.30     0.25

1997
----
March 31                                        0.32     0.25
June 30                                         0.35     0.25
September 30                                    0.38     0.25
December 31                                     0.38     0.13

(b) Shareholders. At March 24, 1998, the Corporation had approximately 1,679 holders of record of its common stock.

(c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for each of its last four fiscal years. The Corporation commenced operations in April 1994.

                                     For the Year Ended December 31,
                           -------------------------------------------------
                              1997        1996(1)      1995(2)       1994
                           ----------   ----------   ----------   ----------
                            (Dollars in thousands, except per share amounts)
OPERATING DATA
Sales of real estate       $   3,250    $   3,627    $       -    $   2,110
Other income                     252          191           93           92
General and
  administrative expenses      1,166          847        1,120          543
Interest expense                 949          325          808          710
Income (loss) from
  continuing operations          411           (5)      (3,313)        (520)
Net (loss) income             (2,618)         252       (2,337)        (520)

COMMON SHARE DATA(3)
Income (loss) from
  continuing operations
  per common share              0.01        (0.03)       (0.51)       (0.13)
Net (loss) income per
  common share                 (0.27)        0.01        (0.36)       (0.13)
Weighted average common
  shares outstanding (in
  thousands)                  10,838        6,862        6,513        4,096

BALANCE SHEET DATA
Working capital                3,774        7,162        3,896        5,489
Total assets                  15,760       19,315        9,907       13,042
Long-term obligations            646          327          646            -
Total stockholders' equity     9,392       12,249        3,524        5,489

-------------------
(1)  Includes an extraordinary item related to the early extinguishment of debt totaling $257,000 ($0.04 per common share).
(2)  Includes an extraordinary item related to the early extinguishment of debt totaling $976,000 ($0.15 per common share).
(3)  Basic and diluted common share data is the same.

                                     9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 1997, 1996 and 1995, respectively, should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included elsewhere herein.

Ichor's results of operations, assets and liabilities for the year ended December 31, 1997 have been included in the Corporation's financial statements. As Ichor sold its environmental remediation services business in April 1997 and the McCook Facility in December 1997, these operations have been accounted for as discontinued operations for the year ended December 31, 1997.


Results of Operations for the Year Ended December 31, 1997 Compared to the
--------------------------------------------------------------------------
Year Ended December 31, 1996
-----------------------------

Revenues for the year ended December 31, 1997 decreased to $3.5 million from $3.8 million for the year ended December 31, 1996, as a result of a reduction in the sale of real estate.

Costs and expenses for the year ended December 31, 1997 increased to $4.1 million from $3.8 million in the comparable period of 1996, primarily as a result of the inclusion of Ichor's results of operations for the year ended December 31, 1997. General and administrative expenses increased to $1.2 million in the year ended December 31, 1997 from $0.8 million in the comparable period of 1996. The Corporation's interest expense increased to $0.9 million in the year ended December 31, 1997 from $0.3 million in the year ended December 31, 1996. The cost of real estate sold and related selling costs decreased to $1.9 million in the year ended December 31, 1997, from $2.4 million in the comparable period of 1996, primarily as a result of a reduction in the sale of real estate.

The Corporation reported income from continuing operations of $0.4 million in the year ended December 31, 1997, compared to a loss of $5,000 in the year ended December 31, 1996.

In the year ended December 31, 1997, the Corporation reported a loss from discontinued operations of $3.0 million. The Corporation reported a loss of $1.2 million from the operation of the McCook Facility and a loss of $1.4 million from the sale of the facility in the year ended December 31, 1997. The Corporation reported a loss from the operation of Ichor's environmental remediation services operations of $0.4 million in the year ended December 31, 1997.

In the year ended December 31, 1996, the Corporation recognized an extraordinary gain of $0.3 million from the transfer of real estate in exchange for the extinguishment of debt.

The Corporation's net loss in the year ended December 31, 1997 was $2.6 million or $0.27 per share, compared to net income of $0.3 million or $0.01 per share in the year ended December 31, 1996.

Results of Operations for the Year Ended December 31, 1996 Compared to the
--------------------------------------------------------------------------
Year Ended December 31, 1995
----------------------------

Revenues for the year ended December 31, 1996 increased to $3.8 million from $93,000 for the year ended December 31, 1995, primarily as a result of the sale of real estate for proceeds of $3.6 million and a gain of $0.2 million from the sale of securities.

Costs and expenses for the year ended December 31, 1996 increased to $3.8 million from $3.4 million in the comparable period of 1995, primarily as a result of the cost of real estate sold and related selling costs, which totalled $2.4 million. In the period ended December 31, 1996, the Corporation had a write-down of property of $0.2 million, compared to $1.5 million in the comparative period of 1995. Interest expense in the year ended December 31, 1996 decreased to $0.3 million from $0.8 million in the same period of 1995, as a result of reduced indebtedness during most of the year. General and administrative expenses decreased to $0.8 million in the year ended December 31, 1996 from $1.1 million in the comparative period of 1995, primarily as a result of reduced real estate taxes and loan extension fees in the year ended December 31, 1996.

In the year ended December 31, 1996, the Corporation transferred 10 real estate lots to lenders in exchange for the extinguishment of indebtedness totaling $1.7 million which resulted in the Corporation recognizing an extraordinary gain of $0.3 million. The Corporation recognized an extraordinary gain of $1.0 million in the comparative period of 1995.

The Corporation had net income of $0.3 million or $0.01 per share in the year ended December 31, 1996, compared to a net loss of $2.3 million or $0.36 per share in the year ended December 31, 1995.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash of $0.5 million at December 31, 1997, compared to $0.8 million at December 31, 1996. At December 31, 1997, Ichor was funded in the amount of $3.0 million under two agreements with Sirrom Environmental Funding, LLC which enabled Ichor to fund amounts billed and outstanding under certain Florida State rehabilitation programs at the rate of prime plus 2% and 3%, respectively. At December 31, 1997, the Corporation had $0.6 million held in escrow in respect of these agreements, compared to $1.3 million at December 31, 1996.

Net cash provided by operating activities was $0.8 million in the year ended December 31, 1997, compared to $1.5 million in the comparable period of 1996. An increase in accounts and notes receivable used cash of $2.2 million in the year ended December 31, 1997, compared to $0.4 million in the year ended December 31, 1996. Amounts advanced by affiliates provided cash of $1.2 million in the year ended December 31, 1997. In the year ended December 31, 1997, a decrease in cash held in escrow provided cash of $0.6 million. A decrease in accounts payable used cash of $0.5 million in the year ended December 31, 1997, compared to $6,000 in the year ended December 31, 1996.

Investing activities did not use or provide cash in the year ended December 31, 1997. Investing activities used cash of $8.4 million in the year ended December 31, 1996.

Financing activities used cash of $1.2 million in the year ended December 31, 1997, compared to providing cash of $7.5 million in the year ended December
31, 1996. A net decrease in indebtedness used cash of $1.0 million in both the year ended December 31, 1997 and 1996, respectively. The Corporation paid
$0.2 million in dividends on its preferred stock in 1997. As at December 31, 1997, the Corporation had settled a receivable from Ichor of approximately
$1.4 million in consideration of the issuance of 142,500 shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 1 of Ichor.

At December 31, 1997, the Corporation had $1.2 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation. Pursuant to such deeds of trust, the Corporation is obligated to make property tax and assessment payments on the secured properties on a timely basis. In the year ended December 31, 1997, two notes which were previously in default were refinanced. At December 31, 1997, one loan in the amount of $0.8 million was in default.

In the year ended December 31, 1997, the Corporation paid all outstanding principal and interest due to the holder of a $0.6 million note secured by
56.6 acres of the Corporation's property. As a result, a legal foreclosure action relating to the property was settled.

At December 31, 1997, overdue real estate taxes on the Corporation's properties amounted to $0.4 million. In addition, there is approximately $0.1 million in assessments to local improvement districts ("LIDs") which are overdue. Certain of the Corporation's properties are subject to overdue LIDs and property taxes. Overdue real estate taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if real estate taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit real estate taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The following table summarizes the repayment schedule of the Corporation's debt obligations, LIDs and unpaid property taxes at December 31, 1997:

                       Year Ending        Dollars in
                       December 31,        Thousands
                       -----------        ----------

                          1998                 2,136
                          1999                   401
                          2000                    41
                          2001                    41
                          2002                    41
                          Thereafter             122
                                          ----------
                                          $    2,782
                                          ==========

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 14 of this annual report, are included in this annual report commencing on page 16.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                  PART III
                                  --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's fiscal year.

                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  (1)  Index to Financial Statements
          -----------------------------

     Independent Auditors' Report
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Changes in Shareholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Financial Statements

     (2)  List of Exhibits
          ----------------

     3.1  Articles of Incorporation.(1)

     3.2  Amendment to Articles of Incorporation dated November 5, 1993.(1)

     3.3  Amendment to Articles of Incorporation dated April 22, 1994.(1)

     3.4  Amendment to Articles of Incorporation dated April 14, 1995.(1)

     3.5  Amendment to Articles of Incorporation dated July 10, 1996.(2)

     3.6  Bylaws.(1)

     10.1 Revolving Credit Agreement between EHP Finco Ltd. and the Corporation.(1)

     10.2 1994 Employee Incentive Plan.(1)

     10.3 Executive Employment Agreement between the Corporation and Mr.
          Smith.(1)

     10.4 Subscription Agreement between the Corporation and Drummond Financial Corporation (formerly CVD Financial Corporation) dated June 20, 1996.(2)

     10.5 Subscription Agreement between the Corporation and MFC Bancorp Ltd. (formerly Arbatax International Inc.) dated December 2, 1996. Incorporated by reference to the Schedule 13D/A with respect to shares of the Corporation dated December 16, 1996.

     10.6 Assignment Agreement between the Corporation and MFC Bancorp Ltd. dated December 2, 1996.(3)

     10.7 Purchase and Sale Agreement between the Corporation and ICHOR Corporation dated December 13, 1996.(3)

     10.8 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated September 30, 1997.(4)

     10.9 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated February 20, 1998.(4)

     21   List of Subsidiaries of the Registrant.

     27   Article 5 - Financial Data Schedule for the year ended December 31,
                      1997.

     ------------------
     (1) Incorporated by reference to the Corporation's Registration Statement on Form 10-SB.
     (2) Incorporated by reference to the Corporation's Form 8-K dated June 27, 1996.
     (3) Incorporated by reference to the Corporation's Form 8-K dated December 18, 1996.
     (4) Incorporated by reference to the Schedule 13D/A with respect to shares of Ichor dated March 13, 1998.

(b)  Reports on Form 8-K
     -------------------

None.
                                     15

-----------------------------------------------------------------------------
PETERSON SULLIVAN P.L.L.C.
601 UNION STREET SUITE 2300 SEATTLE WA 98101 (206) 382 7777 FAX 382-7700
                                            CERTIFIED PUBLIC ACCOUNTANTS

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------

To the Shareholders
Logan International Corp.

We have audited the accompanying consolidated balance sheets of Logan International Corp. and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logan International Corp. and subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


 /s/ Peterson Sullivan P.L.L.C.

February 28, 1998
Seattle, Washington

                          LOGAN INTERNATIONAL CORP.

                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 and 1996
                           (In Thousands of Dollars)

    ASSETS                                                 1997       1996
                                                         --------   --------
Cash                                                     $    452   $    809
Cash held in escrow                                           617      1,254
Accounts receivable, less allowance for doubtful
  accounts of $562 in 1997 and $690 in 1996                 2,417        829
Investment                                                      -        625
Note receivable                                               680          -
Real estate held for development and sale                   4,544      6,086
Other assets                                                   36        588
Net assets of discontinued environmental remediation
  services segment                                              -         71
Net assets of discontinued waste oil recycling facility         -      2,652
                                                         --------   --------
    Total current assets                                    8,746     12,914


Investments                                                 7,014      6,401
                                                         --------   --------
                                                         $ 15,760   $ 19,315
                                                         ========   ========
    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable                                       $    327   $    790
  Accrued liabilities                                         641        799
  Due to affiliates                                         1,868        683
  Debt                                                      2,136      3,480
                                                         --------   --------
    Total current liabilities                               4,972      5,752

Long-Term Debt                                                646        327
                                                         --------   --------
    Total liabilities                                       5,618      6,079

Minority interest                                             750        987

Shareholders' equity
  Preferred stock, Series B, $.01 par value,
    100,000 shares authorized, 60,000 issued and
    outstanding at December 31, 1997 and 1996                   1          1
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 10,837,808 issued and outstanding
    at December 31, 1997 and 1996                             108        108
  Additional paid-in capital                               14,673     14,673
  Net unrealized gain on investment valuation                   6         72
  Retained deficit                                         (5,396)    (2,605)
                                                         --------   --------
                                                            9,392     12,249
                                                         --------   --------
                                                         $ 15,760   $ 19,315
                                                         ========   ========

  The accompanying notes are an integral part of these financial statements.

                                     17

                          LOGAN INTERNATIONAL CORP.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1997, 1996 and 1995
              (In Thousands of Dollars, Except Earning Per Share)

                                                1997       1996       1995
                                              --------   --------   --------
Revenue
  Sales of real estate                        $  3,250   $  3,627   $      -
  Other                                            252        191         93
                                              --------   --------   --------
                                                 3,502      3,818         93

Costs and expenses
  Cost of real estate sold and related
    selling costs                                1,944      2,446          -
  General and administrative                     1,166        847      1,120
  Writedown of real estate                           -        205      1,478
  Interest                                         949        325        808
                                              --------   --------   --------
                                                 4,059      3,823      3,406
                                              --------   --------   --------
Loss from continuing operations before
  minority interest and discontinued operations   (557)        (5)    (3,313)

Minority interest                                  968          -          -
                                              --------   --------   --------

Income (loss) from continuing operations           411         (5)    (3,313)

Discontinued operations (any tax benefits
  from losses are fully reserved)
  Loss from operation of environmental
    remediation services segment                  (430)         -          -
  Loss from operation of waste oil recycling
    facility                                    (1,224)         -          -
  Loss on sale of waste oil recycling
    facility                                    (1,375)         -          -
                                              --------   --------   --------

Loss from discontinued operations               (3,029)         -          -
                                              --------   --------   --------

Loss before extraordinary item                  (2,618)        (5)    (3,313)

Extraordinary item, gain on extinguishment
  of debt (no tax is provided because of
  available net operating losses)                    -        257        976
                                              --------   --------   --------

Net income (loss)                             $ (2,618)  $    252   $ (2,337)
                                              ========   ========   ========

Basic earnings (loss) per common share
  Income (loss) from continuing operations    $    .01   $   (.03)  $   (.51)
  Discontinued operations                         (.28)         -          -
  Extraordinary item                                 -        .04        .15
                                              --------   --------   --------

    Net income (loss)                         $   (.27)  $    .01   $   (.36)
                                              ========   ========   ========

  The accompanying notes are an integral part of these financial statements.

                                     18

                          LOGAN INTERNATIONAL CORP.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 1997, 1996 and 1995
                          (In Thousands of Dollars)

                                         Number of                                         Net Unrealized
                              Number of  Preferred  Preferred          Additional             Gain on
                               Common     Shares     Shares    Common   Paid-in    Retained  Investment
                               Shares    Series B   Series B   Shares   Capital    Deficit    Valuation    Total
                             ----------  ---------  ---------  ------  ----------  --------  -----------  -------
Balance at December 31, 1994  6,469,875     -       $  -       $   65  $    5,944  $   (520) $    -       $ 5,489
Common shares issued in
  exchange for debt              50,851     -          -          -           276      -          -           276
Net unrealized gain on
  investment valuation           -          -          -          -         -          -              96       96
Net loss for the year            -          -          -          -         -        (2,337)      -        (2,337)
                             ----------  ---------  ---------  ------  ----------  --------  -----------  -------
Balance at December 31, 1995  6,520,726     -          -           65       6,220    (2,857)          96    3,524
Sale of preferred shares         -          60,000          1     -         5,999      -          -         6,000
Sale of common shares         4,217,082     -          -           42       2,405      -          -         2,447
Shares issued on debt
  modification                  100,000     -          -            1          49      -          -            50
Net unrealized loss on
  investment valuation           -          -          -          -         -          -             (24)     (24)
Net income for the year          -          -          -          -         -           252       -           252
                             ----------  ---------  ---------  ------  ----------  --------  -----------  -------
Balance at December 31, 1996 10,837,808     60,000          1     108      14,673    (2,605)          72   12,249

Net unrealized loss on
  investment valuation           -          -          -          -         -          -             (66)     (66)
Net loss for the year            -          -          -          -         -        (2,618)      -        (2,618)
Dividend                         -          -          -          -         -          (173)      -          (173)
                             ----------  ---------  ---------  ------  ----------  --------  -----------  -------
Balance at December 31, 1997 10,837,808     60,000  $       1  $  108  $   14,673  $ (5,396) $         6  $ 9,392
                             ==========  =========  =========  ======  ==========  ========  ===========  =======

       The accompanying notes are an integral part of these financial statements.

                                            19

                           LOGAN INTERNATIONAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995
                           (In Thousands of Dollars)

                                              1997        1996        1995
                                            --------    --------    --------
Cash Flows from Operating Activities
  Net income (loss)                         $ (2,618)   $    252    $ (2,337)
    Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities
    Gain on sale of available-for-sale
      securities                                   -        (175)        (66)
    Extension fee                                  -           -         268
    Extraordinary item                             -        (257)       (976)
    Real estate writedowns                         -         205       1,478
    Decrease in cash held in escrow              637           -           -
    Decrease in real estate held for
      development and sale                     1,542       1,796           -
    Increase in accounts and notes receivable (2,247)       (417)          -
    Increase (decrease) in accounts payable     (463)         (6)        818
    Decrease in accrued liabilities             (158)          -           -
    Increase in amount due to affiliates       1,185           -           -
    Decrease in minority interest               (237)          -           -
    Net assets of discontinued segments        2,723           -           -
    Other                                        477          68         295
                                            --------    --------    --------

      Net cash provided by (used in)
        operating activities                     841       1,466        (520)

Cash Flows from Investing Activities
  Purchases of investments                         -      (9,341)     (1,072)
  Acquisition of subsidiary, net of
    cash acquired                                  -         628           -
  Proceeds from the sale of
    available-for-sale securities                  -         313         959
                                            --------    --------    --------

      Net cash used in investing activities        -      (8,400)       (113)

Cash Flows from Financing Activities
  Proceeds from debt                           2,180         104       2,463
  Payment of debt                             (3,205)     (1,069)     (1,741)
  Proceeds from common stock issuance              -       2,447           -
  Proceeds from preferred stock issuance           -       6,000           -
  Dividend                                      (173)          -           -
                                            --------    --------    --------

      Net cash provided by (used in)
        financing activities                  (1,198)      7,482         722
                                            --------    --------    --------

Net increase (decrease) in cash                 (357)        548          89

Cash, beginning of year                          809         261         172
                                            --------    --------    --------

Cash, end of year                           $    452    $    809    $    261
                                            ========    ========    ========

 The accompanying notes are an integral part of these financial statements.

                                     20

                        NOTES TO FINANCIAL STATEMENTS
                          (In Thousands of Dollars)


Note 1.  Nature of Operations and Significant Accounting Policies

Nature of Operations
--------------------

Logan International Corp. ("the Company") is in the financial services industry which includes investments in real estate. The Company is a 69% - owned subsidiary of MFC Bancorp Ltd. ("MFC").

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

Cash
----

Cash balances are occasionally in excess of federally insured amounts. Cash held in escrow represents amounts which are subject to withdrawal restrictions and principally relate to a credit arrangement of a subsidiary. This cash is expected to be released in 1998.

Investments
-----------

The Company has classified certain of its investments as available-for-sale securities or trading securities which are stated at their fair values. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of shareholders' equity until realized and, for trading securities any unrealized holding gains or losses are included in results of operations. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses.


Real Estate Held For Development and Sale
-----------------------------------------

Real estate held for development and sale is stated at the lower of cost or net realizable value as determined by management based on current market conditions in the same geographic region. This resulted in real estate holdings being written down by $205 in 1996 and $1,478 in 1995. The Company's real estate is treated as inventory which is to be disposed of in the near-term and is, therefore, classified as a current asset.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Unless otherwise stated, all notes to financial statements relate to continuing operations.

Environmental Conservation
--------------------------

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Any potential recoveries of such liabilities are to be recorded when there is an agreement with a reimbursing entity.

Stock-Based Compensation
------------------------

The Company has no stock option plan, however one of its subsidiaries, Ichor Corporation ("Ichor") does. Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Ichor has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the subsidiary's stock at the date of the grant over the amount an employee is required to pay for the stock. There was no compensation expense under APB 25. Further, there is no proforma effect on income because of FAS 123. Therefore, no disclosures with respect to Ichor's plans are included in the notes to these consolidated financial statements.

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


Earnings Per Share
------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS
128"). Under FAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. FAS

128 is effective for interim and annual financial statements ending after December 15, 1997. The weighted average number of shares outstanding was 10,837,808, 6,862,348 and 6,512,950 for the years ended December 31, 1997,
1996 and 1995, respectively. The adoption of FAS 128 resulted in a restatement of the Company's earnings per share in prior periods. The loss from continuing operations to compute the amount attributable to common shareholders includes the recognition of preferred stock dividends of $300 and $173 for the years ended December 31, 1997 and 1996, respectively.

Affiliate Transactions
----------------------

At December 31, 1997, due to affiliates included $1,088 to MFC for advances and a $780 advance to Ichor from another MFC subsidiary. These are expected to be paid in the near-term. At December 31, 1996, a $420 advance from an affiliate was paid in 1997 and the remaining $263 was on an open account to MFC for reimbursement of expenses.

New Accounting Standards
------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is effective for years beginning after December 15, 1997. The primary objective of this statement is to report and disclose a measure ("Comprehensive Income") of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. The Corporation does not anticipate that the statement will have a significant impact on its financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," is effective for years beginning after December 15, 1997. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Corporation does not anticipate that the adoption of the statement will have a significant impact on its financial statements other than potentially providing more financial statement disclosures.

Statement of Financial Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefits. This statement requires additional information on changes in benefit obligations and fair values of plan assets. It revises prior standards and is effective for years beginning after December 15, 1997. Because the Company does not currently have any significant employee benefit plans nor intends to initiate any in the near-term, there should not be an impact on its financial statements.

Reclassifications
-----------------

Reclassifications have been made to the prior year financial statements to combine the assets of discontinued operations and net these assets with the related liabilities. Also, certain other reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Note 2.  Discontinued Operations

During December 1996, the Company acquired a 50.3% interest in Ichor for $2,425 which included 2.5 million shares valued at $1,000 plus a promissory note in the amount of $1,425. The cost approximated the fair market value of the net assets acquired. Ichor was involved in providing remediation services to the public and private sectors, and operating a recycling waste oil facility. The acquisition was accounted for under the purchase method. Another subsidiary of MFC owns 29.6% of Ichor. Since the Company acquired Ichor in late 1996, its results of operations for 1996 have not been included in these consolidated financial statements.

Ichor sold its remediation services segment effective April 30, 1997, and its recycling waste oil facility December 23, 1997. Both segments have been accounted for as discontinued operations in 1997.

The remediation services segment was sold for $147 cash. As part of the sale transaction, Ichor retained cash, accounts receivable, accounts payable and other accrued liabilities that were associated with the segment. Revenue from this segment was $748 during 1997.

The recycling waste oil facility assets sold for $320 cash and a note for $680 which is due December 23, 1998, at 2.5% and is secured by a letter of credit. Since the note is due in 1998 no interest was imputed and its fair value is estimated at $680. The recycling waste oil facility had $2,582 (68% to two major customers) in revenue during 1997.

Ichor is currently negotiating a transaction to acquire a business or operating assets from a European company that manufactures machine tools.

Note 3.  Investments

The Company had an investment in a unit trust at December 31, 1996, which was classified as a trading security. There was no unrealized gain or loss in this investment at December 31, 1996. There were no trading securities at either December 31, 1997 or 1995.

The Company also has investments in available-for-sale securities which have been classified as long-term at December 31, 1997, 1996 and 1995. These securities may be summarized as follows:

                                            1997      1996      1995
                                          --------  --------  --------
Proceeds from sales                        $  -      $  313    $  959

Realized gains                                -         175        66

Fair value of securities at December 31       814       201       275

Cost of securities at December 31             808       129       179

Unrealized gain in shareholders' equity at
  December 31                                   6        72        96

Included in long-term investments are 82,200 MFC Class A Preferred Shares, Series 1, carried at their cost of $6,200. These shares are convertible, have an annual dividend rate of $3.65 per share, are redeemable at any time and are retractable after five years of issuance subject to certain conditions. The shares are redeemable and retractable at $70.00 per share plus any accrued and unpaid dividends. The shares are convertible at $3.65 per share of common stock for the first year and then at $.18 increments each through the fifth year with no adjustment thereafter. The Company received $172 in dividends in 1997 on these shares.

Note 4.  Debt

                                                             1997      1996
                                                           --------  --------
Nonrecourse notes payable collateralized by real estate:

  Interest at 15%; due June 1, 1999 ($415 was provided
  by a MFC subsidiary), in default                          $  830    $   -

  Interest at 15%; due March 1, 1999                           360        -

  Interest at 13%; paid in 1997                                 -        240

  Interest at 12%; paid in 1997                                 -        555

  Interest at 15.5%; paid in 1997                               -        360

Amounts due to an insurance company in monthly
installments of $38.  No interest is charged on this debt.
No interest has been imputed since the amount is not
material.  Payments are in arrears so the entire balance is
considered due                                                 757       945

Other                                                           10        10
                                                           --------  --------

                                                             1,957     2,110

Less current portion                                        (1,597)   (2,110)
                                                           --------  --------

                                                            $  360    $   -
                                                           ========  ========

At December 31, 1996, the Company had borrowed $498 on a line of credit from a lender. The lender was purchased by MFC on January 1, 1997, and was paid in full on January 10, 1997. The lender holds a warrant to purchase 125,000 shares of the Company's stock at $.50 per share by December 31, 2000. The warrants were priced in excess of the average trading price of the Company's shares in 1997.

In addition to notes payable, the Company also has assessments due to local improvement districts ("LID") and unpaid property taxes which are priority liens on real estate. LID assessments payable are summarized as follows:

                                                             1997      1996
                                                           --------  --------
LID, interest at 9%; payable in annual installments of $41
plus interest                                               $  327    $  368

LID, interest at 7.75%; payable $68 in March 1997 and in
annual installments of $13 plus interest thereafter            126       163
                                                           --------  --------

                                                            $  453    $  531
                                                           ========  ========

                                    26

Property taxes in the amount of $372 and $668 were not paid as of December 31, 1997 and 1996, respectively. These amounts along with the current portions of notes payable and LID assessments payable have been combined and are classified as current liabilities.


As of December 31, 1997, the principal maturities of debt are as follows:

                     1998          $    2,136
                     1999                 401
                     2000                  41
                     2001                  41
                     2002                  41
                     Thereafter           122
                                  ------------
                                   $    2,782
                                  ============

Based on borrowing rates available to the Company for debt with similar terms and average maturities, management believes that the fair value of the Company's debt approximates the amounts disclosed in this note.

Note 5.  Preferred Stock

The Company's Preferred Shares, Series B are voting and require that dividends be paid annually at 5% in arrears on December 31 (amounting to approximately $300 at December 31, 1997). Should dividends not be paid as required, interest at 8% is to be accrued on the unpaid amount. The Company may redeem these shares at any time at an aggregate price which includes all unpaid dividends, accrued interest and a redemption premium of 10% based on the amount paid for the shares. Upon liquidation, these shares are entitled to receive the same amounts as redemption in priority to the common or other shares. As long as any of the Preferred Shares, Series B remain outstanding, the Company cannot pay dividends on common or other junior shares, redeem less than all of these shares or issue additional preferred stock unless all unpaid dividends including interest have been paid. In any event, no shares may be issued in priority to the Preferred Shares, Series B shares without their approval. The Company sold 60,000 of these shares to a subsidiary of MFC for $6,000 during 1996.

Note 6.  Income Tax

The Company and Ichor file separate income tax returns. The reconciliation of income tax from continuing operations computed at the U.S. federal statutory rate to the Company's effective tax for years ended December 31 is as follows:

                                              1997        1996        1995
                                           ----------  ----------  ----------
Tax at U.S. statutory rate                  $   139     $   -       $ (1,126)

Minority interest                              (329)        -           -

Valuation allowance                             213         -          1,084

Other                                           (23)        -             42
                                           ----------  ----------  ----------

                                            $   -       $   -       $   -
                                           ==========  ==========  ==========

The significant components of the Company's deferred tax assets are as follows:

                                                     1997           1996
                                                  ----------     ----------
Available net operating loss carryforwards         $  3,654       $  2,411

Tax basis in real estate acquired in excess
  of carrying value                                     457            457
                                                  ----------     ----------
                                                      4,111          2,868

Valuation allowance                                  (4,111)        (2,868)
                                                  ----------     ----------
Net deferred tax assets                            $    -         $    -
                                                  ==========     ==========

The Company's net operating loss carryforwards of $1,946 will expire in the years ending December 31, 2010 and 2011 at $251 and $1,695, respectively.
The utilization of these losses is limited to approximately $1,245 because of a change in ownership in a prior year.

Ichor has approximately $8,800 and $4,600 in loss carryforwards at December 31, 1997 and 1996, respectively. These loss carryforwards will expire in years ending 2011.

Note 7.  Real Estate Transactions

In November 1997, the Company entered into an option agreement to sell approximately 46 acres out of a larger parcel of real estate held for sale. In exchange for a deposit of $50, the potential purchaser has an option to acquire the property for approximately $7,300 prior to August 31, 1998. The agreement may be extended an additional ninety days on the payment of a $25 extension fee.

During 1996, the Company together with MFC sold to a third party one of the Company's subsidiaries which has as its only asset a parcel of real estate. The carrying value of the real estate was $1,250. The shares of the subsidiary were sold for a total of $3,340. The proceeds were shared equally between the Company and MFC resulting in a profit of $417 to the Company. The property had environmental problems which made it difficult to develop or sell, however, MFC was able to facilitate the sale to a foreign purchaser. Under the circumstances, the Company and MFC agreed to the sharing of income from the sale. A cash downpayment of $1,752 was made of which the Company received $1,250 and the remaining amount is due in September 1998. The Company has included its balance of $417 in accounts receivable. The receivable states no rate of interest and is collateralized by the real estate parcel sold. Management estimates that the fair value of this receivable approximates carrying value based on similar transactions in the industry involving this type of property.


Note 8.  Credit Arrangements

Ichor had two credit arrangements with the same company which provided funding for certain of its remediation activities in Florida during prior years. Receivables relating to a state-sponsored remediation program were financed at 100%. Any outstanding balances under these credit arrangements are to be repaid as the financed receivables are collected. Under one of the arrangements, Ichor has outstanding balances of $358 and $750 at December 31, 1997 and 1996, respectively, with interest accruing at 2% above the prime rate.

The amounts outstanding under the second arrangement were $2,605 and $4,000 at December 31, 1997 and 1996, respectively. In connection with obtaining this financing, Ichor issued to the creditor a warrant to purchase 100,000 shares of its common stock at an exercise price of $1.37 per share. The warrant will expire on January 1, 1999 and Ichor recorded $50 as the market value of the warrant during the year ended January 31, 1996. The interest rate on the outstanding balance under the arrangement is the prime rate plus 3%. Both arrangements require that Ichor deposit a portion of the borrowings into an escrow account to cover potential nonpayment of receivable balances. The total amounts deposited were $617 and $1,254 at December 31, 1997 and 1996, respectively.

Since 1996, no additional advances have been allowed under either arrangement.

Note 9.  Commitments and Contingencies

In prior years, Ichor performed services as a subcontractor to companies with respect to remediation work performed in Florida. As a result, at December 31, 1997 and 1996, Ichor had unsecured receivables from private contracts amounting to $740 and $771, respectively. For subcontracted services Ichor provided under state-sponsored programs, Ichor has indemnified the prime contractors $1,711 and $4,596 at December 31, 1997 and 1996, respectively, for amounts which may not be paid by the state. Potential future losses associated with these indemnifications have been estimated by management and have been provided as part of the allowance for doubtful accounts.

Ichor was named as a defendant in a purported class action lawsuit filed in U.S. Federal Court involving all persons and entities who purchased Ichor's common stock from February 9, 1995, the effective date of the initial public offering, through May 23, 1995. The plaintiff is seeking recision for the purchase of shares of common stock by members of the purported class or statutory damages, as well as interest, attorneys' fees and other costs and expenses. Ichor believes that the plaintiff's allegations are without merit or that there are meritorious defenses, and intends to defend the action vigorously. However, if the plaintiff is successful, it may have an adverse effect on Ichor. No liability has been recorded in connection with this lawsuit.

No claims have been made against Ichor with respect to any environmental liabilities which may have been caused by the waste oil recycling facility. However, if claims were to be made in the future, and were not paid by the current or future owners of the facility (or other responsible parties), Ichor could be deemed a responsible party and could potentially be liable.
No liability has been recorded for potential environmental claims at December 31, 1997.

Note 10.  Supplementary Disclosures with Respect to the Statement of Cash
          Flows

Cash paid for interest during the years ended December 31, 1997, 1996 and 1995, was $598, $32 and $145, respectively.

Significant noncash transactions in 1997:

1. Ichor received a $680 note as a part of the sale of its waste oil recycling facility.

2. A subsidiary of MFC converted $750 of debt due from Ichor into 75,000 shares of Ichor's preferred stock which is reflected as minority interest at December 31, 1997.

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

3. The waste oil recycling facility was acquired in satisfaction of a loan of $2,425.

4. The Company issued 100,000 common shares at $.50 per share to a lender for the release of a conversion right.

Significant noncash transactions in 1995 included:

1. The Company transferred two parcels of land to lenders in exchange for extinguishment of debt of $2,620. An extraordinary gain of $976 was recognized on these transactions.

2. The Company exchanged 50,851 shares of common stock for debt of $276.

3. The Company transferred a parcel of land with a book value of $305 to a lender to extend the due date of a loan. The transaction resulted in a net extension fee amount of $268.

Note 11.  Subsequent Event

In February 1998, Ichor sold 250,000 of convertible preferred shares to affiliates and others for $2,500.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LOGAN INTERNATIONAL CORP.

Date:  March 25, 1998.            By: /s/ Michael J. Smith
                                     -------------------------------
                                     Michael J. Smith
                                     President, Chief Financial Officer,
                                     and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael J. Smith
-----------------------------------
Michael J. Smith
President, Chief Financial Officer,
Director                             Date:  March 25, 1998


/s/ Leonard Petersen
-----------------------------------
Leonard Petersen
Director                             Date:  March 25, 1998


/s/ Roland Waldvogel
-----------------------------------
Roland Waldvogel
Director                             Date:  March 25, 1998

                               EXHIBIT INDEX
                               -------------

Exhibit Number                  Description
--------------                  -----------

  3.1   Articles of Incorporation.(1)

  3.2   Amendment to Articles of Incorporation dated November 5, 1993.(1)

  3.3   Amendment to Articles of Incorporation dated April 22, 1994.(1)

  3.4   Amendment to Articles of Incorporation dated April 14, 1995.(1)

  3.5   Amendment to Articles of Incorporation dated July 10, 1996.(2)

  3.6   Bylaws.(1)

 10.1   Revolving Credit Agreement between EHP Finco Ltd. and the
        Corporation.(1)

 10.2   1994 Employee Incentive Plan.(1)

 10.3   Executive Employment Agreement between the Corporation and Mr. Smith.(1)

 10.4   Subscription Agreement between the Corporation and Drummond
        Financial Corporation (formerly CVD Financial Corporation) dated June 20, 1996.(2)

 10.5 Subscription Agreement between the Corporation and MFC Bancorp Ltd. (formerly Arbatax International Inc.) dated December 2, 1996. Incorporated by reference to the Schedule 13D/A with respect to shares of the Corporation dated December 16, 1996.

 10.6 Assignment Agreement between the Corporation and MFC Bancorp Ltd. dated December 2, 1996.(3)

 10.7 Purchase and Sale Agreement between the Corporation and ICHOR Corporation dated December 13, 1996.(3)

 10.8 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated September 30, 1997.(4)

 10.9 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated February 20, 1998.(4)

 21     List of Subsidiaries of the Registrant.

 27     Article 5 - Financial Data Schedule for the year ended
                    December 31, 1997.
-----------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form 10-SB.
(2)     Incorporated by reference to the Corporation's Form 8-K dated June 27,
        1996.
(3) Incorporated by reference to the Corporation's Form 8-K dated December 18, 1996.
(4) Incorporated by reference to the Schedule 13D/A with respect to shares of Ichor dated March 13, 1998.