Form 10-Q
period 1998-03-31
LOGAN INTERNATIONAL CORP/CN
filed 1998-05-15
CIK 948727

=============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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

                               (604) 683-5767
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                           Outstanding at May 14, 1998
             -----                           ---------------------------

     Common Stock, $0.01                             10,837,808
          par value

=============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent that they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices and other economic conditions; actions by competitors; natural phenomena; actions by government and regulatory authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


                      PART I.  FINANCIAL INFORMATION
                               ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                           LOGAN INTERNATIONAL CORP.

                      CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                 (Unaudited)

                           LOGAN INTERNATIONAL CORP.
                         Consolidated Balance Sheets
                                  (Unaudited)
                            (dollars in thousands)

                                           March 31, 1998   December 31, 1997
                                           --------------   -----------------
                                    ASSETS

Current Assets
  Cash and cash equivalents                 $        2,179    $          452
  Cash held in escrow                                    -               617
  Accounts receivable, net                           1,224             2,417
  Notes receivable                                     680               680
  Real estate held for development
    and sale                                         4,556             4,544
  Other assets                                          76                36
                                            --------------    --------------
     Total current assets                            8,715             8,746

Investments                                          6,752             7,014
                                            --------------    --------------
                                            $       15,467    $       15,760
                                            ==============    ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                          $          219    $          327
  Accrued liabilities                                  499               641
  Due to affiliates                                    791             1,868
  Debt                                               1,147             2,136
                                            --------------    --------------
     Total current liabilities                       2,656             4,972

Long-term debt                                         646               646
                                            --------------    --------------
     Total liabilities                               3,302             5,618

Minority interest                                    3,007               750

Shareholders' Equity
  Common stock                                         108               108
  Preferred stock                                        1                 1
  Additional paid-in capital                        14,673            14,673
  Net unrealized gain on
    investment valuation                              (256)                6
  Retained deficit                                  (5,368)           (5,396)
                                            --------------    --------------
     Total equity                                    9,158             9,392
                                            --------------    --------------
                                            $       15,467    $       15,760
                                            ==============    ==============


  The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
              Consolidated Statements of Operations and Deficit
                                  (Unaudited)
               (dollars in thousands except per share amounts)

                                              For the Three   For the Three
                                              Months Ended    Months Ended
                                              March 31, 1998  March 31, 1997
                                              --------------  --------------
                                                                (Restated)
Revenues
  Dividend income                             $          290  $            -
  Gain on securities                                       -             139
  Other                                                    2              15
                                              --------------  --------------
                                                         292             154
                                              --------------  --------------
Costs and expenses
  General and administrative expenses                    201             313
  Real estate taxes                                       12              25
  Interest                                               161             205
                                              --------------  --------------
                                                         374             543
                                              --------------  --------------

Gain on disposal of a subsidiary                         437               -

Minority interest                                        (27)            177
                                              --------------  --------------

Income (loss) from continuing operations                 328            (212)

Discontinued operations, net of
  minority interest
  (Loss) from discontinued operations                      -             (68)
                                              --------------  --------------

(Loss) from discontinued operations                        -             (68)

Net income (loss)                                        328            (280)
Deficit, beginning of period                          (5,396)         (2,605)
Dividend paid on preferred shares                       (300)              -
                                              --------------  --------------
Deficit, end of period                        $       (5,368) $       (2,885)
                                              ==============  ==============

Basic earnings (loss) per share
  Income (loss) from continuing operations    $         0.02  $        (0.02)
  (Loss) from discontinued operations                      -           (0.01)
                                              --------------  --------------

                                              $         0.02  $        (0.03)
                                              ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                              For the Three   For the Three
                                              Months Ended    Months Ended
                                              March 31, 1998  March 31, 1997
                                              --------------  --------------
                                                                (Restated)
Cash Flows from Operating Activities:
  Net income (loss) from
    continuing operations                     $          328  $         (212)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Minority interest                                     27            (177)
    Gain on securities                                     -            (139)
    Gain on disposal of a subsidiary                    (437)              -
                                              --------------  --------------
                                                         (82)           (528)
  Changes in current assets and liabilities
    Cash held in escrow                                  145             168
    Real estate                                          (12)            (14)
    Prepaid and other assets                             (44)             54
    Accounts receivable                                1,071               -
    Payables                                          (1,049)          2,696
                                              --------------  --------------
                                                          29           2,376
  Purchase of trading securities                           -          (2,667)
  Proceeds from sales of trading securities                -             642
                                              --------------  --------------
      Net cash provided by operating
      activities of continuing operations                 29             351

Cash Flows from Investing Activities                       -               -
                                              --------------  --------------
                                                           -               -
Cash Flows from Financing Activities:
  Payment of debts                                      (232)           (539)
  Issuance of preferred shares
    by a subsidiary                                    2,230               -
  Dividend                                              (300)              -
                                              --------------  --------------
      Net cash provided by (used in)
      financing activities of
      continuing operations                            1,698            (539)

Net cash provided by (used in) continuing
  operations                                           1,727            (188)
Net cash (used in) discontinued operations                 -             (14)
                                              --------------  --------------

Increase (decrease) in cash and
  cash equivalents                                     1,727            (202)
Cash and cash equivalents,
  beginning of period                                    452             809
                                              --------------  --------------
Cash and cash equivalents, end of period      $        2,179  $          607
                                              ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
                 Notes to Consolidated Financial Statements
                               March 31, 1998
                                 (Unaudited)

Note 1.  Basis of Presentation
------------------------------

The interim period consolidated financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and accompanying notes included in the Registrant's latest annual report on Form 10-K for the year ended December 31, 1997. In the opinion of the Registrant, the unaudited consolidated financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

Note 2.  Acquisition and Disposition
------------------------------------

In December 1996, the Registrant acquired a 50.3% interest in ICHOR Corporation ("Ichor"), which operated in the environmental services business. Ichor sold its environmental remediation services operations in April 1997 and its waste oil recycling facility in December 1997. The consolidated financial statements contained herein have been restated to record the disposed businesses as discontinued operations. Ichor's results of operations have been included in the consolidated financial statements contained herein as discontinued operations.

Note 3.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 10,837,808 for the three months ended March 31, 1998 and 1997, respectively.

                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of Logan International Corp. (the "Corporation") for the quarter ended March 31, 1998 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Three Months Ended March 31, 1998
---------------------------------------------------------

Revenues for the three months ended March 31, 1998 increased to $0.3 million from $0.2 million for the three months ended March 31, 1997, as a result of dividends received on shares held by the Corporation.

Costs and expenses decreased to $0.4 million in the three months ended March 31, 1998 from $0.5 million in the three months ended March 31, 1997, primarily as a result of the sale by the Corporation's 50.9% owned subsidiary, ICHOR Corporation ("Ichor"), of a wholly-owned subsidiary, ICHOR Services, Inc. ("Ichor Services"), for $100. General and administrative expenses decreased to $0.2 million in the three months ended March 31, 1998 from $0.3 million in the comparative period of 1997. Interest expense decreased marginally in the three months ended March 31, 1998 from the same period in 1997.

Effective March 31, 1998, Ichor sold Ichor Services and the Corporation recognized a gain of $0.4 million on the sale as a result of the disposal of net liabilities of Ichor Services.

Income from continuing operations was $0.3 million or $0.02 per share in the three months ended March 31, 1998, compared to a loss from continuing operations of $0.2 million or $0.02 per share in the three months ended March 31, 1997. The Corporation reported a loss of $0.1 million or $0.01 per share from discontinued operations in the three months ended March 31, 1997.

Net income in the three months ended March 31, 1998 was $0.3 million or $0.02 per share, compared to a net loss of $0.3 million or $0.03 per share in the three months ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash and cash equivalents of $2.2 million at March 31, 1998, compared to $0.5 million at December 31, 1997.

Net cash provided by operating activities before any activities in trading securities was $29,000 in the three months ended March 31, 1998, compared to $2.4 million in the comparative period of 1997. Net purchases of trading securities used cash of $2.0 million in the three months ended March 31, 1997. Net cash provided by operating activities was $29,000 in the three months ended March 31, 1998, compared to $0.4 million in the three months ended March 31, 1997. A decrease in accounts receivable provided cash of $1.1 million in the three months ended March 31, 1998. A decrease in payables used cash of $1.0 million in the three months ended March 31, 1998, compared to providing cash of $2.7 million in the three months ended March 31, 1997.

Financing activities provided cash of $1.7 million in the three months ended March 31, 1998, compared to using cash of $0.5 million in the three months ended March 31, 1997. In the first quarter of 1998, Ichor completed the issuance of an aggregate of 467,500 shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 1 in consideration of debt forgiveness of $2.2 million and cash of $2.5 million. The Corporation paid $0.3 million in dividends on its preferred stock in 1998.

At March 31, 1998, the Corporation had $1.2 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation. Pursuant to such deeds of trust, the Corporation is obligated to make property tax and assessment payments on the secured properties on a timely basis.

At March 31, 1998, overdue real estate taxes on the Corporation's properties amounted to $0.1 million. In addition, there is approximately $0.1 million in assessments to local improvement districts ("LIDs") which are overdue. Certain of the Corporation's properties are subject to overdue LIDs and property taxes. Overdue real estate taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if real estate taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit real estate taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The following table summarizes the repayment schedule of the Corporation's debt obligations, LIDs and unpaid property taxes at March 31, 1998:

                  Year Ending                 Dollars in
                   March 31,                  Thousands
                  -----------                 ----------

                     1998                        1,147
                     1999                          401
                     2000                           41
                     2001                           41
                     2002                           41
                     Thereafter                    122
                                              --------
                                              $  1,793
                                              ========

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

                        PART II.  OTHER INFORMATION
                                  -----------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1997 for information concerning certain legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                          Description
------                          -----------

  27        Article 5 - Financial Data Schedule for the 1st Quarter 1998 Form
                        10-Q.

(b)  Reports on Form 8-K

None.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 14, 1998                       LOGAN INTERNATIONAL CORP.


                                       By:  /s/ Michael J. Smith
                                           ----------------------------------
                                           Michael J. Smith, President, Chief
                                           Financial Officer and Director

                                EXHIBIT INDEX

Exhibit Number                   Description
--------------                   -----------

     27          Article 5 - Financial Data Schedule for the 1st Quarter 1998
                             Form 10-Q.