Form 10-K/A
period 1997-12-31
LOGAN INTERNATIONAL CORP/CN
filed 1998-05-28
CIK 948727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

               TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $841,257 as of March 24, 1998, computed on the basis of the closing price on such date.

As of March 24, 1998, there were 10,837,808 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

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

This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K filed March 31, 1998.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the nominee for election as a director, each director whose term of office will continue after the Annual Meeting of Shareholders of Logan International Corp.
(the "Company") to be held on July 9, 1998, and the Company's executive officer.

                                                                                        Expiration of
Name                       Current Position with the Company                    Age     Term as a Director
Michael J. Smith           Chairman, President, Chief Financial
                           Officer and Director                                 50            1999
Leonard Petersen           Director                                             44            1998
Roland Waldvogel           Director                                             32            2000

         Michael J. Smith became  President  and Chairman of the Company  during
1996 and has served as Chief  Financial  Officer  and a director  since  January
1994. From that date until 1996, he was Executive Vice President of the Company.
Mr. Smith was Chief Financial Officer of Mercer International Inc. from May 1988 until 1996. He is President, Chief Executive Officer and a director of MFC. Mr.
Smith is Chief  Executive  Officer,  Chief  Financial  Officer and a director of
Drummond and of ICHOR Corporation.

         Leonard Petersen has been a director of the Company since January 1994.
Since  1990,  he has  served  as a  director  and a senior  officer  of  Pemcorp
Management, Inc. He was a chartered accountant with Davidson & Company from 1987 to 1990. Mr. Petersen is a director of ICHOR Corporation.

         Roland Waldvogel has been a director of the Company since January 1994.
He is a Swiss resident who is an independent trust officer in Switzerland. He was formerly with Fidinam Trust Company, Zurich, Switzerland.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires that the Company's officers and directors, and any beneficial owner of more than 10% of the Company's outstanding shares of common stock, $0.01 par value per share ("Common Shares"), file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and beneficial owners of more than 10% of the outstanding Common Shares are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on the review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 1997, all of its officers and directors filed all required reports under Section 16(a) in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information on the annual compensation for each of the Company's last three fiscal years of the Company's Chief Executive Officer. None of the Company's executive officers received aggregate annual remuneration from the Company in excess of $100,000 during the fiscal year ended December 31, 1997.


                                Annual Compensation                                   Long-Term
                                                                                     Compensation
                                                                 Other Annual         Securities         All Other
   Name and Principal       Year    Salary($)     Bonus($)      Compensation($)       Underlying      Compensation($)
         Position                                                                      Options/
                                                                                         SARs(#)
Michael J. Smith           1997         $50,000       0                0                  0                  0
Chief Executive Officer    1996         $50,000       0                0              230,000(1)             0
                           1995         $50,000       0                0                   0                 0

------------------------

     (1) Cancelled in December 1996 by agreement between Mr. Smith and the Company.

Employment Agreement

         Mr. Smith has entered into an employment agreement with the Company dated as of June 23, 1994. The agreement generally provides, subject to certain termination provisions, for continued employment of Mr. Smith for a period of 36 months with automatic one-month renewals, so that the contract at all times has a remaining term of 36 months. The agreement provides for a base salary and other compensation as determined by the board of directors. The agreement contains change-in-control provisions pursuant to which, if a change in control (as defined in the agreement) occurs, Mr. Smith may only be discharged for cause. In the event Mr. Smith is terminated without cause or resigns for good reason (as defined in the agreement) within eighteen months of the change in control, he shall be entitled to a severance payment of three times his annual salary under the agreement and all unvested rights in any stock option or other benefit plans shall vest in full. If Mr. Smith is terminated without cause or resigns for good reason after eighteen months of the change in control, he shall be entitled to a severance payment of a proportionate amount based on the length of time remaining in the term of the agreement of three times his annual salary under the agreement and all unvested rights in any stock option or other benefit plans shall vest in full. In addition, Mr. Smith will continue to receive equivalent benefits as were provided at the date of termination for the remaining term of the agreement.

Stock Options

         No stock options were granted to Mr. Smith during 1997. In December 1996, Mr. Smith and the Company agreed to cancel outstanding options held by Mr. Smith to purchase 230,000 Common Shares.

Compensation of Directors

         The directors do not receive cash compensation for service as a director. The Company reimburses the directors and officers for their expenses incurred in connection with their duties as directors and officers of the Company.


         The following Report of the Directors on Executive Compensation and the Peformance Graph included in this Amendment No. 1 to the Company's Form 10-K for the year ended December 31, 1997 shall not be deemed to be incorporated by reference by any general statement incorporating for reference the Company's Form 10-K, as amended, into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Acts.

Report of the Directors on Executive Compensation

         The Company is actively marketing certain of its real estate assets and redeploying others to finance the acquisition of controlling interests in operating businesses. In this phase of identifying and evaluating acquisition candidates, the Board of Directors believes that an adjustment in Mr. Smith's compensation is unwarranted. Accordingly, the Board of Directors maintained Mr. Smith's 1997 compensation at the level specified in his employment agreement.

  /s/ Michael J. Smith     /s/ Leonard Petersen     /s/ Roland Waldvogel

Performance Graph

         The information set forth in the table below and the graph on the following page compares the value of the Common Shares to the Nasdaq Market Index and to the MG Industry Group Index for Real Estate Investment Trusts prepared by Media General Financial Services. Each of the total cumulative returns presented assumes a $100 investment on July 17, 1995, the date on which the Company's Common Shares began trading publicly, and reinvestment of dividends.

         Company Name                                                   Fiscal Year Ending December 31
           or Index                July 17, 1995

                                                    ------------------------------------------------------------------------
                                                             1995                    1996                    1997
                                                             ----                    ----                    ----

Logan International Corp.             100.00                14.29                     14.29                  16.07
Nasdaq Market Index                   100.00               102.74                    127.67                 156.17
MG Group Index                        100.00               107.97                    144.35                 170.08



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth certain information regarding the beneficial ownership of the Company's Common Shares and 5% Cumulative Voting Preferred Stock Series B, $0.01 par value per share (the "Preferred Shares") as of May 21, 1998, by each shareholder who is known by the Company to own more than five percent of each class outstanding. On that date, the Company had 10,837,808 Common Shares and 60,000 Preferred Shares outstanding. The following is based solely on statements filed with the Securities and Exchange Commission and other information the Company believes to be reliable. None of the Company's executive officers or directors owns any of the Company's equity securities.

                                         Number of        Percent of        Number of       Percent of        Percent of
        Name and Address of            Common Shares    Common Shares      Preferred         Preferred         Voting
                                          -------         -------           -------           -------           -------
          Beneficial Owner                                                   Shares           Shares            Shares

MFC Bancorp Ltd.                         7,640,960          70.5%           60,000(1)         100.0%           71.1%(1)
6 Cours de Rive
CH 1211 Geneva, Switzerland

---------------

(1) Includes 60,000 Preferred Shares over which MFC Bancorp Ltd. ("MFC") shares voting and dispositive power with Drummond Financial Corporation ("Drummond"). MFC beneficially owns 47.9% of the outstanding voting securities of Drummond Financial Corp. ("Drummond"), comprised of shares of Common Stock of Drummond as to which MFC shares voting and dispositive power with its wholly-owned subsidiary, Ballinger Corporation, and all of Drummond's Series 1, Preferred Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1996, the Company sold the shares of a subsidiary of the Company that had as its only asset a parcel of real estate. The property had environmental problems that made it difficult to develop or sell. The Company agreed to share the proceeds of sale equally with MFC, because MFC facilitated the sale to a foreign purchaser. The sale resulted in a $417,000 profit to the Company. The Company received $1,250,000 of the purchaser's $1,752,000 cash downpayment. The balance of the $3,340,000 purchase price is due in September 1998. Mr. Smith is the President, Chief Executive Officer and a Director of MFC.

         On January 1, 1997, MFC purchased an unaffiliated lender from which the Company had a line of credit on which it had borrowed $498,000 at December 31, 1996. On January 10, 1997, the Company paid the lender in full.

         Drummond established a $750,000 credit facility for ICHOR Corporation ("ICHOR") and its wholly-owned subsidiary, ICHOR Services, Inc., pursuant to a loan agreement effective January 15, 1997, as amended effective June 30, 1997. The demand loan is secured by all of the personal property of ICHOR and ICHOR Services, Inc. and accrues interest at 10% per annum. After June 30, 1997, Drummond increased the credit facility on the same terms to $780,000. That amount was the principal balance outstanding at December 31, 1997 and the amount currently outstanding. Mr. Smith is President, Chief Executive Officer, Chief Financial Officer and a director of Drummond, and Mr. Petersen is a director of Drummond.

         At December 31, 1997, the Company owed MFC $1,088,000 for advances including $263,000 for management fees and reimbursable expenses accrued in 1996. MFC's obligation is secured by all of the Company's personal property. MFC continues to provide management services to the Company but has not charged the Company for them since 1996.



                                     PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      Index to Financial Statements

         Independent Auditors' Report*
         Consolidated Balance Sheets*
         Consolidated Statements of Operations*
         Consolidated   Statements   of   Changes   in   Shareholders'   Equity*
         Consolidated Statements of Cash Flows* Notes to Financial Statements*

         *Incorporated by reference to the Corporation's Annual Report on Form 10-K dated March 31, 1998.

         (2)      List of Exhibits

        EXHIBIT   DESCRIPTION

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

         10.6 Assignment Agreement between the Corporation and MFC Bancorp Ltd. dated December 2, 1996.(3)

         10.7 Purchase and Sale Agreement between the Corporation and ICHOR Corporation dated December 13, 1996.(3)

         10.8 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated September 30, 1997.(4)

         10.9 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated February 20, 1998.(4)

         21       List of Subsidiaries of the Registrant.(5)

         27 Article 5 - Financial Data Schedule for the year ended December 31, 1997.(5)

     (1)Incorporated by reference to the Corporation's Registration Statement on Form 10-SB.
     (2)Incorporated by reference to the Corporation's Form 8-K dated June 27, 1996.
     (3)Incorporated by reference to the Corporation's Form 8-K dated December 18, 1996.
     (4)Incorporated by reference to the Schedule 13D/A with respect to shares of ICHOR Corporation dated March 13, 1998.
     (5)Incorporated by reference to the Corporation's Annual Report on Form 10-K dated March 31, 1998.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LOGAN INTERNATIONAL CORP.


 Date:    May 29, 1998      By:        /s/ Michael J. Smith
                                  --------------------------
                                   Michael J. Smith
                                   President and Chief Financial Officer

                            LOGAN INTERNATIONAL CORP.

                                  EXHIBIT INDEX

        EXHIBIT   DESCRIPTION

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

         10.6 Assignment Agreement between the Corporation and MFC Bancorp Ltd. dated December 2, 1996.(3)

         10.7 Purchase and Sale Agreement between the Corporation an ICHOR Corporation dated December 13, 1996.(3)

         10.8 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated September 30, 1997.(4)

         10.9 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated February 20, 1998.(4)

         21       List of Subsidiaries of the Registrant.(5)

         27 Article 5 - Financial Data Schedule for the year ended December 31, 1997.(5)


     (1)Incorporated by reference to the Corporation's Registration Statement on Form 10-SB.
     (2)Incorporated  by reference to the  Corporation's  Form 8-K dated
June 27, 1996.
     (3)Incorporated by reference to the Corporation's Form 8-K dated
December 18, 1996.
     (4)Incorporated by reference to the Schedule 13D/A with respect to shares of ICHOR Corporation dated March 13, 1998.
     (5)Incorporated by reference to the Corporation's Annual Report on Form 10-K dated March 31, 1998.


--------