Form 10-Q
period 1998-06-30
LOGAN INTERNATIONAL CORP/CN
filed 1998-08-14
CIK 948727

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

                 For the quarterly period ended June 30, 1998

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             -------    -------

                      Commission File Number:  000-26354

                          LOGAN INTERNATIONAL CORP.
           (Exact name of Registrant as specified in its charter)

             Washington                                 91-1636980
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  Suite 1250, 400 Burrard Street, Vancouver,
          British Columbia, Canada                        V6C 3A6
   (Address of principal executive offices)            (Postal Code)

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

             Class                           Outstanding at August 11, 1998
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

                  FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                (Unaudited)

                          LOGAN INTERNATIONAL CORP.
                         Consolidated Balance Sheets
                                (Unaudited)
                           (dollars in thousands)

                                         June 30, 1998      December 31, 1997
                                         -------------      -----------------
                                  ASSETS
Current Assets
  Cash and cash equivalents              $         854        $         452
  Cash held in escrow                                -                  617
  Accounts receivable, net                       1,407                2,417
  Notes receivable                               2,080                  680
  Real estate held for development
    and sale                                     4,169                4,544
  Other assets                                     306                   36
                                         -------------        -------------
    Total current assets                         8,816                8,746

Investments                                     11,703                7,014
                                         -------------        -------------
                                         $      20,519        $    $ 15,760
                                         =============        =============


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable                       $         253        $         327
  Accrued liabilities                              306                  641
  Due to affiliates                              5,691                1,868
  Debt                                             288                2,136
                                         -------------        -------------
    Total current liabilities                    6,538                4,972

Long-term Debt                                   1,900                  646
                                         -------------        -------------
    Total liabilities                            8,438                5,618

Minority Interest                                3,038                  750

Shareholders' Equity
  Common stock                                     108                  108
  Preferred stock                                    1                    1
  Additional paid-in capital                    14,673               14,673
  Net unrealized (loss) gain on
    investment valuation                          (135)                   6
  Retained deficit                              (5,604)              (5,396)
                                         -------------        -------------
    Total equity                                 9,043                9,392
                                         -------------        -------------
                                         $      20,519        $      15,760
                                         =============        =============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
              Consolidated Statements of Operations and Deficit
                                 (Unaudited)
               (dollars in thousands except per share amounts)

                                         For the Six         For the Six
                                         Months Ended        Months Ended
                                         June 30, 1998       June 30, 1997
                                         --------------      --------------
                                                               (Restated)
Revenues
  Sale of real estate                    $          400      $            -
  Dividend income                                   290                   -
  Gain on securities                                  -                  33
  Other                                             227                 186
                                         --------------      --------------
                                                    917                 219
                                         --------------      --------------

Costs and expenses
  Cost of real estate sold and
    related selling costs                           433                   -
  General and administrative expenses               525                 476
  Real estate taxes                                  21                  49
  Interest                                          225                 536
                                         --------------      --------------
                                                  1,204               1,061
                                         --------------      --------------

Gain on disposal of a subsidiary                    437                   -

Minority interest                                   (58)                275
                                         --------------      --------------

Income (loss) from continuing
  operations                                         92                (567)

Discontinued operations, net of
  minority interest
  Loss from discontinued operations                   -                (235)
  Gain on sale                                        -                  30
                                         --------------      --------------
Loss from discontinued operations                     -                (205)
                                         --------------      --------------

Net income (loss)                                    92                (772)
Deficit, beginning of period                     (5,396)             (2,605)
Dividend paid on preferred shares                  (300)               (172)
                                         --------------      --------------
Deficit, end of period                   $       (5,604)     $       (3,549)
                                         ==============      ==============
Loss per share
  Loss from continuing operations        $        (0.01)     $        (0.07)
  Loss from discontinued operations                   -               (0.02)
                                         --------------      --------------

                                         $        (0.01)     $        (0.09)
                                         ==============      ==============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
             Consolidated Statements of Operations and Deficit
                                 (Unaudited)
              (dollars in thousands except per share amounts)

                                         For the Three       For the Three
                                         Months Ended        Months Ended
                                         June 30, 1998       June 30, 1997
                                         --------------      --------------
                                                               (Restated)
Revenues
  Sale of real estate                    $          400      $            -
  Loss on securities                                  -                (106)
  Other                                             225                 171
                                         --------------      --------------
                                                    625                  65
                                         --------------      --------------
Costs and expenses
  Cost of real estate sold
    and related selling costs                       433                   -
  General and administrative expenses               324                 163
  Real estate taxes                                   9                  24
  Interest                                           64                 331
                                         --------------      --------------
                                                    830                 518
                                         --------------      --------------

Minority interest                                   (31)                 98
                                         --------------      --------------

Loss from continuing operations                    (236)               (355)

Discontinued operations, net
  of minority interest
  Loss from discontinued operations                   -                (167)
  Gain on sale                                        -                  30
                                         --------------      --------------
Loss from discontinued operations                     -                (137)
                                         --------------      --------------

Net loss                                           (236)               (492)
Deficit, beginning of period                     (5,368)             (2,885)
Dividend paid on preferred shares                     -                (172)
                                         --------------      --------------
Deficit, end of period                   $       (5,604)     $       (3,549)
                                         ==============      ==============

Loss per share
  Loss from continuing operations        $        (0.03)     $        (0.04)
  Loss from discontinued operations                   -               (0.01)
                                         --------------      --------------
                                         $        (0.03)     $        (0.05)
                                         ==============      ==============

  The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
                       Statement of Comprehensive Income
                                  (Unaudited)
                            (dollars in thousands)

                                          For the Six         For the Six
                                          Months Ended        Months Ended
                                          June 30, 1998       June 30, 1997
                                          --------------      --------------
Net income (loss)                         $           92      $         (772)

Other comprehensive loss:
  Unrealized loss on securities                     (141)                (14)
                                          --------------      --------------
Total comprehensive loss                  $          (49)     $         (786)
                                          ==============      ==============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
                      Statement of Comprehensive Income
                                 (Unaudited)
                           (dollars in thousands)

                                         For the Three        For the Three
                                         Months Ended         Months Ended
                                         June 30, 1998        June 30, 1997
                                         --------------       --------------

Net loss                                 $         (236)      $         (492)

Other comprehensive income (loss):
  Unrealized income (loss) on
    securities                                      121                   (1)
                                         --------------      ---------------
Total comprehensive loss                 $         (115)     $          (493)
                                         ==============      ===============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                           (dollars in thousands)

                                         For the Six         For the Six
                                         Months Ended        Months Ended
                                         June 30, 1998       June 30, 1997
                                         --------------      --------------
                                                               (Restated)
Cash Flows from Operating Activities:
  Net income (loss) from continuing
    operations                           $           92      $         (567)
  Adjustments to reconcile net
    income (loss) to cash flows
    from operating activities
    Minority interest                                58                (275)
    Gain on securities                                -                 (33)
    Gain on disposal of a subsidiary               (437)                  -
    Bad debt recovery                              (100)                  -
    Other                                             -                   6
                                         --------------      --------------
                                                   (387)               (869)

  Changes in current assets and
    liabilities
    Cash held in escrow                             145                 321
    Real estate                                     375                 (24)
    Prepaid and other assets                       (274)               (128)
    Accounts receivable                             988              (2,725)
    Payables                                      3,692               2,593
                                         --------------      --------------
                                                  4,539                (832)

  Purchase of trading securities                      -              (2,667)
  Proceeds from sales of trading
    securities                                        -               3,309
                                         --------------      --------------
      Net cash provided by (used in)
      operating activities of
      continuing operations                       4,539                (190)

Cash Flows from Investing Activities:
  Purchase of available-for-sale
    securities                                   (4,830)                  -
  Note receivable                                (1,400)                  -
                                         --------------      --------------
      Net cash used in investing
      activities of continuing
      operations                                 (6,230)                  -

Cash Flows from Financing Activities:
  Borrowing                                         465               1,190
  Payment of debts                                 (302)             (1,334)
  Issuance of preferred shares by
    a subsidiary                                  2,230                   -
  Dividend                                         (300)               (172)
                                         --------------      --------------
      Net cash provided by (used in)
      financing activities of
      continuing operations                       2,093                (316)
                                         --------------      --------------
Net cash provided by (used in)
  continuing operations                             402                (506)
Net cash provided by
  discontinued operations                             -                  12
                                         --------------      --------------
Increase (decrease) in cash and
  cash equivalents                                  402                (494)
Cash and cash equivalents,
  beginning of period                               452                 705
                                         --------------      --------------
Cash and cash equivalents,
  end of period                          $          854      $          211
                                         ==============      ==============

  The accompanying notes are an integral part of these financial statements.

                            LOGAN INTERNATIONAL CORP.
                   Notes to Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)

Note 1.  Basis of Presentation
------------------------------

The interim period consolidated financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and accompanying notes included in the Registrant's latest annual report on Form 10-K for the year ended December 31, 1997. In the opinion of the Registrant, the unaudited consolidated financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

Note 2.  Acquisition and Disposition
------------------------------------

In December 1996, the Registrant acquired a 50.3% interest in ICHOR Corporation ("Ichor"), which operated in the environmental services business. Ichor sold its environmental remediation services operations in April 1997 and its waste oil recycling facility in December 1997. Effective March 31, 1998, Ichor sold its wholly-owned subsidiary, ICHOR Services, Inc. The consolidated financial statements contained herein have been restated to record the disposed businesses as discontinued operations. Ichor's results of operations have been included in the consolidated financial statements contained herein as discontinued operations.

Note 3.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 10,837,808 for the six months ended June 30, 1998 and 1997, respectively.

                         PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of Logan International Corp. (the "Corporation") for the six months and three months ended June 30, 1998, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended June 30, 1998
------------------------------------------------------

Revenues for the six months ended June 30, 1998 increased to $0.9 million from $0.2 million for the six months ended June 30, 1997, primarily as a result of the sale of real estate in the second quarter of 1998 and dividends received.

Costs and expenses increased to $1.2 million in the six months ended June 30, 1998 from $1.1 million in the six months ended June 30, 1997, primarily as a result of the cost of real estate sold and related selling costs. General and administrative expenses were $0.5 million in the six months ended June 30, 1998 and 1997, respectively. Interest expense decreased to $0.2 million in the six months ended June 30, 1998 from $0.5 million in the same period in 1997, as a result of reduced indebtedness in the current period.

Effective March 31, 1998, the Corporation's 50.9% owned subsidiary, ICHOR Corporation ("Ichor"), sold its wholly-owned subsidiary, ICHOR Services, Inc. ("Ichor Services"), for $100. The Corporation recognized a gain of $0.4 million on the sale in the six months ended June 30, 1998, as a result of the disposal of net liabilities of Ichor Services.

Income from continuing operations was $0.1 million, or a loss of $0.01 per share after the accrual of dividends on the Corporation's preferred stock, in the six months ended June 30, 1998, compared to a loss from continuing operations of $0.6 million or $0.07 per share in the six months ended June 30, 1997. The Corporation reported a loss of $0.2 million or $0.02 per share from discontinued operations in the six months ended June 30, 1997.

Net income in the six months ended June 30, 1998 was $0.1 million, or a net loss of $0.01 per share after the accrual of dividends on the Corporation's preferred stock, compared to a net loss of $0.8 million or $0.09 per share in the six months ended June 30, 1997.

Results of Operations - Three Months Ended June 30, 1998
--------------------------------------------------------

Revenues for the three months ended June 30, 1998 increased to $0.6 million from $65,000 for the three months ended June 30, 1997, primarily as a result of the sale of real estate in the second quarter of 1998.

Costs and expenses increased to $0.8 million in the three months ended June 30, 1998 from $0.5 million in the three months ended June 30, 1997, primarily as a result of the cost of real estate sold and related selling costs. General and administrative expenses increased to $0.3 million in the three months ended June 30, 1998 from $0.2 million in the comparative period of 1997. Interest expense decreased to $64,000 in the three months ended June 30, 1998 from $0.3 million in the same period in 1997, as a result of reduced indebtedness in the current period.

The Corporation reported a loss from continuing operations of $0.2 million or $0.03 per share in the three months ended June 30, 1998, compared to $0.4 million or $0.04 per share in the three months ended June 30, 1997. The Corporation reported a loss from discontinued operations of $0.1 million or $0.01 per share in the three months ended June 30, 1997.

The Corporation reported a net loss of $0.2 million or $0.03 per share in the three months ended June 30, 1998, compared to $0.5 million or $0.05 per share in the three months ended June 30, 1997.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash and cash equivalents of $0.9 million at June 30, 1998, compared to $0.5 million at December 31, 1997.

Continuing operating activities before any activities in trading securities provided cash of $4.5 million in the six months ended June 30, 1998, compared to cash used by operating activities of $0.8 million in the comparative period of 1997. Net proceeds from sales of trading securities provided cash of $0.6 million in the six months ended June 30, 1997. Net cash provided by operating activities was $4.5 million in the six months ended June 30, 1998, compared to net cash used in operating activities of $0.2 million in the six months ended June 30, 1997. A decrease in accounts receivable provided cash of $1.0 million in the six months ended June 30, 1998, compared to an increase in accounts receivable using cash of $2.7 million in the same period in 1997. An increase in payables in the current period provided cash of $3.7 million, compared to $2.6 million in the comparative period of 1997.

Investing activities used cash of $6.2 million in the six months ended June 30, 1998, as a result of the purchase of available-for-sale securities and an increase in a note receivable.

Financing activities provided cash of $2.1 million in the six months ended June 30, 1998, compared to using cash of $0.3 million in the six months ended June 30, 1997. A net increase in indebtedness provided cash of $0.2 million in the six months ended June 30, 1998, compared to a net decrease in indebtedness using cash of $0.1 million in the comparative period of 1997. The Corporation paid $0.3 million in dividends on its preferred stock in the six months ended June 30, 1998, compared to $0.2 million in the comparative period of 1997.

At June 30, 1998, the Corporation had $1.7 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation. Pursuant to such deeds of trust, the Corporation is obligated to make property tax and assessment payments on the secured properties on a timely basis.

At June 30, 1998, overdue real estate taxes on the Corporation's properties amounted to $0.1 million. In addition, there is approximately $0.1 million in assessments to local improvement districts ("LIDs") which are overdue. Certain of the Corporation's properties are subject to overdue LIDs and property taxes. Overdue real estate taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if real estate taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit real estate taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The following table summarizes the repayment schedule of the Corporation's debt obligations, LIDs and unpaid property taxes at June 30, 1998:

                    Year Ending              Dollars in
                      June 30,               Thousands
                    -----------             ------------
                        1999                $    288
                        2000                      41
                        2001                   1,695
                        2002                      41
                        2003                      41
                        Thereafter                82
                                            ------------
                                            $  2,188
                                            ============

The Corporation has no commitments for capital expenditures in relation to its undeveloped real estate, although it may need to provide funds for pre-development work on certain parcels in order to enhance their marketability and sale value.

The Corporation believes that its assets should enable the Corporation to meet its current ongoing liquidity requirements.

                          PART II.  OTHER INFORMATION
                                    -----------------

ITEM 1.  LEGAL PROCEEDINGS

Ichor has agreed to pay $259,500 in settlement of a class action law suit alleging that Ichor, its former parent, certain of its officers and directors, and the underwriters of its initial public offering violated certain federal securities laws. The action was initiated by the persons and entities purchasing Ichor's common stock from February 9, 1995 through May 23, 1995. The settlement is subject to the execution of the settlement documents and court approval. See "Item 3. Legal Proceedings" contained in the Corporation's annual report on Form 10-K for the year ended December 31, 1997 for further details with respect to the action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

     Exhibit
     Number                           Description
     -------                          -----------

       27        Article 5 - Financial Data Schedule for the 2nd Quarter 1998
                             Form 10-Q.

(b)  Reports on Form 8-K
     -------------------

     None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 12, 1998                     LOGAN INTERNATIONAL CORP.


                                       By:   /s/ Michael J. Smith
                                            ----------------------------
                                            Michael J. Smith, President,
                                            Chief Financial Officer and
                                            Director

                                      EXHIBIT INDEX

Exhibit Number                        Description
--------------                        -----------

     27          Article 5 - Financial Data Schedule for the 2nd Quarter
                             1998 Form 10-Q.