Form 10-Q
period 1998-09-30
LOGAN INTERNATIONAL CORP/CN
filed 1998-11-16
CIK 948727

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

              Class                  Outstanding at November 11, 1998
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


                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                          LOGAN INTERNATIONAL CORP.

                      CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                  (Unaudited)

                          LOGAN INTERNATIONAL CORP.
                         Consolidated Balance Sheets
                                 (Unaudited)
                           (dollars in thousands)

                                        September 30, 1998   December 31, 1997
                                        ------------------   -----------------
                                    ASSETS

Current Assets
  Cash and cash equivalents                $         654       $         452
  Cash held in escrow                                  -                 617
  Accounts receivable, net                         1,456               2,417
  Notes receivable                                 2,080                 680
  Real estate held for development
    and sale                                       4,198               4,544
  Other assets                                       163                  36
                                           -------------       -------------
      Total current assets                         8,551               8,746

Investments                                        9,933               7,014
                                           -------------       -------------
                                           $      18,484       $      15,760
                                           =============       =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable                         $         287       $         327
  Accrued liabilities                                548                 641
  Due to affiliates                                5,691               1,868
  Debt                                             1,942               2,136
                                           -------------       -------------
      Total current liabilities                    8,468               4,972

Long-term Debt                                       205                 646
                                           -------------       -------------
      Total liabilities                            8,673               5,618

Minority Interest                                  3,075                 750

Shareholders' Equity
  Common stock                                       108                 108
  Preferred stock                                      1                   1
  Additional paid-in capital                      14,673              14,673
  Net unrealized (loss) gain on
    investment valuation                          (1,980)                  6
  Retained deficit                                (6,066)             (5,396)
                                           -------------       -------------
      Total equity                                 6,736               9,392
                                           -------------       -------------
                                           $      18,484       $      15,760
                                           =============       =============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
              Consolidated Statements of Operations and Deficit
                                 (Unaudited)
               (dollars in thousands except per share amounts)

                                       For the Nine         For the Nine
                                       Months Ended         Months Ended
                                       September 30, 1998   September 30, 1997
                                       ------------------   ------------------
                                                                (Restated)
Revenues
  Sale of real estate                     $         400        $         250
  Dividend income                                   300                    -
  Gain on securities                                  -                   40
  Gain on disposal of a subsidiary                  437                    -
  Other                                             241                  211
                                          -------------        -------------
                                                  1,378                  501
                                          -------------        -------------
Costs and expenses
  Cost of real estate sold and
    related selling costs                           433                  222
  General and administrative expenses               724                  689
  Real estate taxes                                  30                   72
  Interest                                          294                  829
  Bad debt recovery                                (100)                   -
  Litigation settlement                             260                    -
                                          -------------        -------------
                                                  1,641                1,812
                                          -------------        -------------
Loss from continuing operations before
  minority interest and income tax                 (263)              (1,311)

Minority interest                                   (95)                 424
                                          -------------        -------------
Loss from continuing operations before
  income tax                                       (358)                (887)

Income tax                                          (12)                   -
                                          -------------        -------------

Loss from continuing operations after
  income tax                                       (370)                (887)

Discontinued operations, net of minority
  interest
  Loss from discontinued operations                   -                 (365)
  Gain on sale                                        -                   30
                                          -------------        -------------

Loss from discontinued operations                     -                 (335)
                                          -------------        -------------

Net loss                                           (370)              (1,222)
Deficit, beginning of period                     (5,396)              (2,605)
Dividend paid on preferred shares                  (300)                (172)
                                          -------------        -------------
Deficit, end of period                    $      (6,066)       $      (3,999)
                                          =============        =============

Loss per share
  Loss from continuing operations         $       (0.05)       $       (0.10)
  Loss from discontinued operations                   -                (0.03)
                                          -------------        -------------
                                          $       (0.05)       $       (0.13)
                                          =============        =============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
              Consolidated Statements of Operations and Deficit
                                 (Unaudited)
               (dollars in thousands except per share amounts)

                                       For the Three        For the Three
                                       Months Ended         Months Ended
                                       September 30, 1998   September 30, 1997
                                       ------------------   ------------------
                                                               (Restated)
Revenues
  Sale of real estate                     $           -        $         250
  Dividend income                                    10                    -
  Gain on securities                                  -                    7
  Other                                             114                   25
                                          -------------        -------------
                                                    124                  282
                                          -------------        -------------
Costs and expenses
  Cost of real estate sold and related
    selling costs                                     -                  222
  General and administrative expenses               199                  213
  Real estate taxes                                   9                   23
  Interest                                           69                  293
  Litigation settlement                             260                    -
                                          -------------        -------------
                                                    537                  751
                                          -------------        -------------
Loss from continuing operations before
  minority interest and income tax                 (413)                (469)

Minority interest                                   (37)                 149
                                          -------------        -------------

Loss from continuing operations
  before income tax                                (450)                (320)

Income tax                                          (12)                   -
                                          -------------        -------------

Loss from continuing operations after
  income tax                                       (462)                (320)

Discontinued operations, net of
  minority interest
  Loss from discontinued operations                   -                 (130)
                                          -------------        -------------

Loss from discontinued operations                     -                 (130)
                                          -------------        -------------

Net loss                                           (462)                (450)
Deficit, beginning of period                     (5,604)              (3,549)
                                          -------------        -------------
Deficit, end of period                    $      (6,066)       $      (3,999)
                                          =============        =============

Loss per share
  Loss from continuing operations         $       (0.05)       $       (0.03)
  Loss from discontinued operations                   -                (0.01)
                                          -------------        -------------
                                          $       (0.05)       $       (0.04)
                                          =============        =============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
                      Statement of Comprehensive Income
                                 (Unaudited)
                           (dollars in thousands)

                                      For the Nine         For the Nine
                                      Months Ended         Months Ended
                                      September 30, 1998   September 30, 1997
                                      ------------------   ------------------
Net loss                                  $        (370)       $      (1,222)

Other comprehensive loss:
  Unrealized loss on securities                  (1,986)                 (30)
                                          -------------        -------------
Total comprehensive loss                  $      (2,356)       $      (1,252)
                                          =============        =============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
                      Statement of Comprehensive Income
                                 (Unaudited)
                            (dollars in thousands)

                                       For the Three        For the Three
                                       Months Ended         Months Ended
                                       September 30, 1998   September 30, 1997
                                       ------------------   ------------------
Net loss                                  $        (462)       $        (450)

Other comprehensive loss:
  Unrealized loss on securities                  (1,845)                 (16)
                                          -------------        -------------
Total comprehensive loss                  $      (2,307)       $        (466)
                                          =============        =============

  The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                      For the Nine          For the Nine
                                      Months Ended          Months Ended
                                      September 30, 1998    September 30, 1997
                                      ------------------    ------------------
                                                               (Restated)
Cash Flows from Operating Activities:
  Net loss from continuing operations     $        (370)        $        (887)
  Adjustments to reconcile net loss to
    net cash from operating activities
    Minority interest                                95                  (424)
    Gain on securities                                -                   (40)
    Gain on disposal of a subsidiary               (437)                    -
    Bad debt recovery                              (100)                    -
    Depreciation                                      1                     -
                                          -------------         -------------
                                                   (811)               (1,351)
  Changes in current assets
    and liabilities
    Decrease in cash held in escrow                 145                   495
    Decrease in real estate held for
      development and sale                          346                   120
    Increase in prepaid and other assets           (133)                 (256)
    Decrease (increase) in accounts
      receivable                                  1,218                   (27)
    Decrease in payables                           (133)                 (442)
    Increase in amounts due
      to affiliates                               3,823                   825
    Other                                             -                    12
                                          -------------         -------------
                                                  4,455                  (624)

  Purchase of trading securities                      -                (3,438)
  Proceeds from sales of
    trading securities                                -                 3,329
                                          -------------         -------------
       Net cash provided by (used in)
        operating activities of
        continuing operations                     4,455                  (733)

Cash Flows from Investing Activities:
  Purchase of available-for-sale
    securities                                   (4,830)                    -
  Note receivable                                (1,400)                    -
  Other                                             (75)                    -
                                          -------------         -------------
       Net cash used in investing
        activities of continuing
        operations                               (6,305)                    -

Cash Flows from Financing Activities:
  Borrowing                                         465                 1,820
  Payment of debts                                 (343)               (1,371)
  Issuance of preferred shares by a
    subsidiary                                    2,230                     -
  Repurchase of common shares by a
    subsidiary                                        -                   (19)
  Dividend                                         (300)                 (172)
                                          -------------         -------------
       Net cash provided by financing
        activities of continuing
        operations                                2,052                   258
                                          -------------         -------------

Net cash provided by (used in)
  continuing operations                             202                  (475)
Net cash used in discontinued operations              -                   (17)
                                          -------------         -------------

Increase (decrease) in cash and
  cash equivalents                                  202                  (492)
Cash and cash equivalents, beginning
  of period                                         452                   705
                                          -------------         -------------
Cash and cash equivalents, end
  of period                               $         654         $         213
                                          =============         =============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
                  Notes to Consolidated Financial Statements
                              September 30, 1998
                                 (Unaudited)

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

Note 2.  Acquisition and Disposition
------------------------------------

In December 1996, the Registrant acquired a 50.3% interest in ICHOR Corporation ("Ichor"), which operated in the environmental services business. Ichor sold its environmental remediation services operations in April 1997 and its waste oil recycling facility in December 1997. The consolidated financial statements contained herein have been restated to record the disposed businesses as discontinued operations. Ichor's results of operations have been included in the consolidated financial statements contained herein as discontinued operations. Effective March 31, 1998, Ichor sold its wholly-owned subsidiary, ICHOR Services, Inc.

Note 3.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 10,837,808 for the nine months ended September 30, 1998 and 1997, respectively.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Logan International Corp. (the "Corporation") for the nine months and three months ended September 30, 1998, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Nine Months Ended September 30, 1998
------------------------------------------------------------

Revenues for the nine months ended September 30, 1998 increased to $1.4 million from $0.5 million for the nine months ended September 30, 1997. In the nine months ended September 30, 1998, the Corporation sold real estate for $0.4 million, compared to $0.3 million in the comparative period of 1997, and received $0.3 million in dividend income.

Effective March 31, 1998, the Corporation's 50.9% owned subsidiary, ICHOR Corporation ("Ichor"), sold its wholly-owned subsidiary, ICHOR Services, Inc. ("Services"). The Corporation recognized a gain of $0.4 million on the sale in the nine months ended September 30, 1998, as a result of the disposal of net liabilities of Services.

Costs and expenses decreased to $1.6 million in the nine months ended
September 30, 1998 from $1.8 million in the nine months ended September 30, 1997. The cost of real estate sold and related selling costs increased to $0.4 million in the nine months ended September 30, 1998 from $0.2 million in the comparative period of 1997. General and administrative expenses were $0.7 million for the nine months ended September 30, 1998 and 1997, respectively. Interest expense decreased to $0.3 million in the nine months ended September 30, 1998 from $0.8 million in the same period of 1997, primarily as a result of reduced indebtedness in the current period.

In the nine months ended September 30, 1998, the Corporation accrued $0.3 million in settlement of a class action lawsuit. See "Part II. Other Information - Item 1. Legal Proceedings" herein for further details with respect to the action.

The Corporation reported a loss from continuing operations of $0.4 million or $0.05 per share after the accrual of dividends on the Corporation's preferred stock in the nine months ended September 30, 1998, compared to $0.9 million or $0.10 per share in the nine months ended September 30, 1997. The Corporation reported a loss of $0.3 million or $0.03 per share from discontinued operations in the nine months ended September 30, 1997.

Results of Operations - Three Months Ended September 30, 1998
-------------------------------------------------------------

Revenues for the three months ended September 30, 1998 decreased to $0.1 million from $0.3 million for the three months ended September 30, 1997, primarily as a result of a reduction in the sale of real estate in the current period.

Costs and expenses decreased to $0.5 million in the three months ended September 30, 1998 from $0.8 million in the three months ended September 30, 1997, primarily as a result of a reduction in the cost of real estate sold and related selling costs and a decrease in interest expense as a result of reduced indebtedness in the current period. General and administrative expenses were $0.2 million in the three months ended September 30, 1998 and 1997, respectively.

In the three months ended September 30, 1998, the Corporation accrued $0.3 million in settlement of a class action lawsuit. See "Part II. Other Information - Item 1. Legal Proceedings" herein for further details with respect to the action.

The Corporation reported a loss from continuing operations of $0.5 million or $0.05 per share in the three months ended September 30, 1998, compared to $0.3 million or $0.03 per share in the three months ended September 30, 1997. The Corporation reported a loss from discontinued operations of $0.1 million or $0.01 per share in the three months ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash and cash equivalents of $0.7 million at September 30, 1998, compared to $0.5 million at December 31, 1997.

Continuing operating activities before any activities in trading securities provided cash of $4.5 million in the nine months ended September 30, 1998, compared to using cash of $0.6 million in the comparative period of 1997. Net purchases of trading securities used cash of $0.1 million in the nine months ended September 30, 1997. An increase in amounts due to affiliates provided cash of $3.8 million in the nine months ended September 30, 1998, compared to $0.8 million in the comparative period of 1997. A decrease in accounts receivable provided cash of $1.2 million in the nine months ended September 30, 1998, compared to an increase in accounts receivable using cash of $27,000 in the same period of 1997.

Investing activities used cash of $6.3 million in the nine months ended September 30, 1998, primarily as a result of the purchase of available-for-sale securities and an increase in a note receivable.

Financing activities provided cash of $2.1 million in the nine months ended September 30, 1998, compared to $0.3 million in the nine months ended September 30, 1997. A net increase in indebtedness provided cash of $0.1 million in the nine months ended September 30, 1998, compared to $0.4 million in the comparative period of 1997. The Corporation paid $0.3 million in dividends on its preferred stock in the nine months ended September 30, 1998, compared to $0.2 million in the comparative period of 1997.

At September 30, 1998, the Corporation had $1.7 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation. Pursuant to such deeds of trust, the Corporation is obligated to make property tax and assessment payments on the secured properties on a timely basis.

At September 30, 1998, overdue real estate taxes on the Corporation's properties amounted to $0.1 million. In addition, there is approximately $0.1 million in assessments to local improvement districts ("LIDs") which are overdue. Certain of the Corporation's properties are subject to overdue LIDs and property taxes. Overdue real estate taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if real estate taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit real estate taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The following table summarizes the repayment schedule of the Corporation's debt obligations, LIDs and unpaid property taxes at September 30, 1998:

                       Year Ending        Dollars in
                      September 30,       Thousands
                      -------------       ----------

                        1999              $    1,942
                        2000                      41
                        2001                      41
                        2002                      41
                        2003                      41
                        Thereafter                41
                                          ----------
                                          $    2,147
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

Year 2000
---------

Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000" issue. Based on its current information, management of the Corporation has determined that the Year 2000 issue will not pose significant operational problems for its computer systems as it only utilizes commercially available software and personal computers, which are Year 2000 compliant. The total cost to the Corporation of Year 2000 compliance activities has not been and is not currently anticipated to be material to its financial position or results of operations in any given year. In addition, management of the Corporation has initiated communications with clients to ascertain their Year 2000 readiness and develop contingency plans as required, and management intends to address this issue with any prospective client. The determination by management and costs relating to the Year 2000 issue are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved and actual results could vary materially from those anticipated.

                          PART II.  OTHER INFORMATION
                                    -----------------

ITEM 1.  LEGAL PROCEEDINGS

Ichor has accrued $259,500 in settlement of a class action law suit alleging that Ichor, its former parent, certain of its officers and directors, and the underwriters of its initial public offering violated certain federal securities laws. The action was initiated by the persons and entities purchasing Ichor's common stock from February 9, 1995 through May 23, 1995. The settlement documents have been executed, preliminary court approval for the settlement has been obtained and the settlement amount was paid on October 14, 1998. However, the settlement is subject to final court approval. See "Item 3. Legal Proceedings" contained in the Corporation's annual report on Form 10-K for the year ended December 31, 1997 for further details with respect to the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its annual meeting of shareholders on July 9, 1998. At the meeting, Leonard Petersen was elected a Class III director of the Corporation for a three-year term, as follows:

                                                           Broker Non-Votes
                        VOTES For      VOTES Withheld      and Abstentions
                        ---------      --------------      ----------------

Leonard Petersen        7,624,650           5,958                  -

Michael Smith and Roland Waldvogel continued their terms as directors of the Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number                     Description
      ------                     -----------

        27         Article 5 - Financial Data Schedule for the 3rd Quarter 1998
                               Form 10-Q.

(b)   Reports on Form 8-K

      None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 12, 1998               LOGAN INTERNATIONAL CORP.


                                       By:    /s/ Michael J. Smith
                                           ----------------------------------
                                           Michael J. Smith, President, Chief
                                           Financial Officer and Director

                                EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

  27         Article 5 - Financial Data Schedule for the 3rd Quarter 1998
                         Form 10-Q.