Form 10-K405
period 1998-12-31
LOGAN INTERNATIONAL CORP/CN
filed 1999-03-29
CIK 948727

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $599,409 as of March 23, 1999, computed on the basis of the closing price on such date.

As of March 23, 1999, there were 10,837,808 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Proxy Statement to be filed within 120 days of the period ended December 31, 1998 are incorporated by reference into Part III.

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

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . 6

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . 7

ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . 8

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . 9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . .12

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . .12

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . .12

ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . .12

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . .13

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . .13

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

                                    PART I
                                    ------

ITEM 1.  BUSINESS

The Corporation
---------------

Logan International Corp. was incorporated in the State of Washington on September 15, 1993 and commenced operations in April 1994. In this document, unless the context otherwise requires, the "Corporation" or "Logan" refers to Logan International Corp. and its subsidiaries. The Corporation is a subsidiary of MFC Bancorp Ltd. ("MFC"), which owns approximately 71% of the Corporation's shares of common stock. A subsidiary of MFC owns $6 million of preferred shares in the capital stock of the Corporation.

Business of the Corporation
---------------------------

The Corporation operates in the financial services industry, engaged primarily in the real estate business. All of the Corporation's real estate assets are located in the Puget Sound region of the State of Washington, are undeveloped and a substantial portion are in a pre-development state. Logan intends, as opportunities arise, to monetize its real estate assets to finance the acquisition of controlling interests in operating businesses. Logan may also acquire additional real estate assets. Logan does not intend to develop any of its undeveloped real estate properties, but in certain instances may participate in development joint venture arrangements as an interim step in the sale or monetization of a property, and will continue pre-development work on the properties to the extent necessary to protect or enhance their value.

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

The Corporation intends to use the proceeds from the sale or monetization of its real estate assets to acquire controlling equity interests in operating businesses. In addition, the Corporation may seek to exchange its real estate assets for equity interests in certain other companies. The Corporation will seek to acquire interests in those companies that it believes its expertise in financial restructuring and asset management will add value to the Corporation's investment. In order to accomplish such acquisitions, the Corporation may engage in joint ventures with affiliated companies.

In December 1998, the Corporation transferred its 50.9% interest in the shares of common stock of ICHOR Corporation ("Ichor") to a wholly-owned subsidiary of its parent corporation. Ichor is a Delaware corporation whose shares of common stock are quoted on the NASDAQ SmallCap Market.

At December 31, 1998, the Corporation had no full-time employees. The executive officers of the Corporation devote such time to the business of the Corporation as is required.

ITEM 2.  PROPERTIES

The Corporation's administrative offices are located on premises leased by an affiliate of its parent company in Vancouver, British Columbia, Canada.

The Corporation's undeveloped real estate properties are located in the Puget Sound region of Washington State and consist of 8 parcels totaling approximately 111 acres which are zoned for various commercial uses including retail, office and business park, and 2 parcels totaling approximately 37 acres which are zoned for medium to high residential use. The Corporation is seeking to sell these parcels and does not intend to fully develop the majority of them prior to sale. The Corporation typically engages in such preliminary development work as is necessary to maximize the value of the parcels prior to their sale.

Gig Harbour Property
--------------------

The Corporation owns approximately 102 acres of undeveloped real property which was, in early 1997, annexed to the City of Gig Harbour, Washington, which is located at the west end of the Tacoma Narrows Bridge from Tacoma, Washington. The annexation provides for much higher intensity development than was allowed under its previous jurisdiction (Pierce County), and opens the way for a new major thoroughfare to be built through the middle of the property that connects State Highway 16 and the North entrance of Gig Harbour. Of the total acreage, 50 acres are now zoned for retail/commercial uses, 35 acres for medium density (8 units per acre) residential use and 17 acres for business park/professional office. The retail portion of the property is under an option agreement for development into a regional shopping center.
The Corporation may develop all or a portion of the remaining land through partnerships, joint ventures or other economic associations with local developers. The Corporation's current involvement is limited to pre-development work, including infrastructure (roads, sewer and water services), preliminary permits, market studies, feasibility studies and related activities.

All utilities are available to the site, but the extension of utilities would be required prior to development of the site. In addition, internal roadways will need to be constructed to provide access to the site and the site will require grading prior to development. The Corporation has not determined whether it will be involved in any of the actual site work. The City of Gig Harbour is planning an extension of a street past the site, which when completed, will provide access to the site from the City of Gig Harbour and State Highway 16. This street extension may take up to 18 months to complete.

ITEM 3.  LEGAL PROCEEDINGS

The Corporation is subject to routine litigation incidental to its business from time to time. The Corporation does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) Market Information. The Corporation's common stock is quoted on the NASD OTC Bulletin Board under the symbol "LGIC". The following table sets forth the quarterly high and low sales price per share of the Corporation's common stock for the periods indicated:

Fiscal Quarter Ended                    High               Low
--------------------                   ------             ------

1997
March 31. . . . . . . . . . . . . .    $ 0.32             $ 0.25
June 30 . . . . . . . . . . . . . .      0.35               0.25
September 30. . . . . . . . . . . .      0.38               0.25
December 31 . . . . . . . . . . . .      0.38               0.13

1998
March 31. . . . . . . . . . . . . .    $ 0.38             $ 0.25
June 30 . . . . . . . . . . . . . .      0.50               0.13
September 30. . . . . . . . . . . .      0.13               0.13
December 31 . . . . . . . . . . . .      0.38               0.13

(b) Shareholders. At March 23, 1999, the Corporation had approximately 1,652 holders of record of its common stock.

(c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for each of its last five fiscal years. Effective December 31, 1998, the Corporation transferred its holdings of shares of common stock of Ichor. Ichor's results of operations for the fiscal years ended December 31, 1998 and 1997, respectively, and its assets and liabilities as at December 31, 1997 and 1996, respectively, are included in the financial data presented below. The Corporation commenced operations in April 1994.

                                         For the Year Ended December 31,
                           ----------------------------------------------------------
                              1998        1997       1996(1)     1995(2)      1994
                           ----------  ----------  ----------  ----------  ----------
                                (dollars in thousands, except per share amounts)
OPERATING DATA
Sales of real estate       $    1,016  $    3,250  $    3,627  $        -  $    2,110
Other income                      625         252         191          93          92
General and
  administrative expenses       1,152       1,166       1,052       2,598         543
Interest expense                  360         949         325         808         710
Income (loss) from
  continuing operations           466         411          (5)     (3,313)       (520)
Net income (loss)                 466      (2,618)        252      (2,337)       (520)

COMMON SHARE DATA(3)
Income (loss) from continuing
  operations per common share    0.02        0.01       (0.03)      (0.51)      (0.13)
Net income (loss) per
  common share                   0.02       (0.27)       0.01       (0.36)      (0.13)
Weighted average common
  shares outstanding (in
  thousands)                   10,838      10,838       6,862       6,513       4,096

BALANCE SHEET DATA
Working capital                (2,082)      3,774       7,162       3,896       5,489
Total assets                   16,083      15,760      19,315       9,907      13,042
Long-term obligations             205         646         327         646           -
Total stockholders' equity      8,705       9,392      12,249       3,524       5,489

---------------
(1) Includes an extraordinary item related to the early extinguishment of debt totaling $257,000 ($0.04 per common share).
(2) Includes an extraordinary item related to the early extinguishment of debt totaling $976,000 ($0.15 per common share).
(3)  Basic and diluted common share data is the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 1998, 1997 and 1996, respectively, should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included elsewhere herein.

Effective December 31, 1998, the Corporation transferred its holdings of shares of common stock of Ichor. Ichor's results of operations for the fiscal years ended December 31, 1998 and 1997, respectively, and its assets and liabilities as at December 31, 1997 and 1996, respectively, have been included in the Corporation's financial statements. As Ichor sold its environmental remediation services business in April 1997 and a waste oil recycling facility in December 1997, these operations have been accounted for as discontinued operations for the year ended December 31, 1997. Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation.

Results of Operations for the Year Ended December 31, 1998 Compared to the
--------------------------------------------------------------------------
Year Ended December 31, 1997
----------------------------

Revenues for the year ended December 31, 1998 decreased to $3.1 million from $3.5 million for the year ended December 31, 1997. In the year ended December 31, 1998, the Corporation sold real estate for $1.0 million, compared to $3.3 million in the comparative period of 1997. In the current period, the Corporation reported a non-cash accounting gain on disposal of subsidiaries of $1.4 million. Effective March 31, 1998, the Corporation's then 50.9% owned subsidiary, Ichor, sold its wholly-owned subsidiary, ICHOR Services, Inc. ("Services"), and recognized a non-cash accounting gain on the sale as a result of the disposal of net liabilities of Services. Effective December 31, 1998, the Corporation transferred its holdings of shares of common stock of Ichor.

Costs and expenses for the year ended December 31, 1998 decreased to $2.5 million from $4.1 million for the year ended December 31, 1997. The cost of real estate sold and related selling costs decreased to $0.9 million in the year ended December 31, 1998 from $1.9 million in the comparable period of 1997, primarily as a result of a reduction in the sale of real estate. Interest expense decreased to $0.4 million in the year ended December 31, 1998 from $0.9 million in the same period of 1997, primarily as a result of decreased indebtedness resulting from the disposition by Ichor of Services. General and administrative expenses were $1.2 million for the years ended December 31, 1998 and 1997, respectively.

The Corporation had net income of $0.5 million, or $0.02 per share, in the year ended December 31, 1998. In the year ended December 31, 1997, the Corporation had a net loss of $2.6 million, or $0.27 per share, which included a loss of $3.0 million, or $0.28 per share, from discontinued operations.

Results of Operations for the Year Ended December 31, 1997 Compared to the
--------------------------------------------------------------------------
Year Ended December 31, 1996
----------------------------

Revenues for the year ended December 31, 1997 decreased to $3.5 million from $3.8 million for the year ended December 31, 1996, as a result of a reduction in the sale of real estate.

Costs and expenses for the year ended December 31, 1997 increased to $4.1 million from $3.8 million in the comparable period of 1996, primarily as a result of the inclusion of Ichor's results of operations for the year ended December 31, 1997. General and administrative expenses increased to $1.2 million in the year ended December 31, 1997 from $1.1 million in the comparable period of 1996. The Corporation's interest expense increased to $0.9 million in the year ended December 31, 1997 from $0.3 million in the year ended December 31, 1996. The cost of real estate sold and related selling costs decreased to $1.9 million in the year ended December 31, 1997, from $2.4 million in the comparable period of 1996, primarily as a result of a reduction in the sale of real estate.

The Corporation reported income from continuing operations of $0.4 million in the year ended December 31, 1997, compared to a loss of $5,000 in the year ended December 31, 1996.

In the year ended December 31, 1997, the Corporation reported a loss from discontinued operations of $3.0 million. The Corporation reported a loss of $1.2 million from the operation of a waste oil recycling facility and a loss of $1.4 million from the sale of the facility in the year ended December 31, 1997. The Corporation reported a loss from the operation of Ichor's environmental remediation services operations of $0.4 million in the year ended December 31, 1997.

In the year ended December 31, 1996, the Corporation recognized an extraordinary gain of $0.3 million from the transfer of real estate in exchange for the extinguishment of debt.

The Corporation's net loss in the year ended December 31, 1997 was $2.6 million, or $0.27 per share, compared to net income of $0.3 million, or $0.01 per share, in the year ended December 31, 1996.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash of $0.6 million at December 31, 1998, compared to $0.5 million at December 31, 1997.

Net cash provided by operating activities was $4.5 million in the year ended December 31, 1998, compared to $0.8 million in the year ended December 31, 1997. Borrowings from the Corporation's parent company and its subsidiaries provided cash of $4.4 million in the year ended December 31, 1998, compared to $1.2 million in the comparable period of 1997. A decrease in accounts and notes receivable provided cash of $0.6 million in the year ended December 31, 1998, compared to an increase in accounts and notes receivable using cash of $2.2 million in the same period of 1997. Sales of and a decrease in real estate held for development and sale provided cash of $0.8 million in the year ended December 31, 1998, compared to $1.5 million in the year ended December 31, 1997.

Investing activities used cash of $6.3 million in the year ended December 31, 1998, primarily for the purchase of a note receivable in the amount of $1.4 million and the purchase of common shares of the Corporation's parent corporation.

Financing activities provided cash of $2.0 million in the year ended December 31, 1998, compared to using cash of $1.2 million in the year ended December 31, 1997. A net increase in indebtedness provided cash of $25,000 in the year ended December 31, 1998, compared to a net decrease in indebtedness using cash of $1.0 million in the comparative period of 1997. The Corporation paid $0.3 million in dividends on its preferred stock in the year ended December 31, 1998, compared to $0.2 million in the comparative period of 1997.

At December 31, 1998, the Corporation had $1.7 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation. Pursuant to such deeds of trust, the Corporation is obligated to make property tax and assessment payments on the secured properties on a timely basis.

At December 31, 1998, overdue property taxes on the Corporation's properties amounted to $0.1 million. In addition, there were approximately $0.2 million in assessments to local improvement districts ("LIDs"). Overdue property taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if property taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit property taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The following table summarizes the repayment schedule of the Corporation's debt obligations, LIDs and unpaid property taxes at December 31, 1998:

                        Year Ending      Dollars in
                        December 31,     Thousands
                        ------------     ----------

                            1999         $    1,811
                            2000                 41
                            2001                 41
                            2002                 41
                            2003                 41
                            Thereafter           41
                                         ----------
                                         $    2,016
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 14 of this annual report, are included in this annual report commencing on page 15.

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
          -----------------------------

     Independent Auditors' Report
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Comprehensive Income
     Consolidated Statements of Changes in Shareholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Financial Statements

     (2)  List of Exhibits
          ----------------

     3.1  Articles of Incorporation.(1)

     3.2  Amendment to Articles of Incorporation dated November 5, 1993.(1)

     3.3  Amendment to Articles of Incorporation dated April 22, 1994.(1)

     3.4  Amendment to Articles of Incorporation dated April 14, 1995.(1)

     3.5 Amendment to Articles of Incorporation dated July 10, 1996. Incorporated by reference to the Corporation's Form 8-K dated June 27, 1996.

     3.6  Bylaws.(1)

     10.1 1994 Employee Incentive Plan.(1)

     10.2 Executive Employment Agreement between the Corporation and Mr.
          Smith.(1)

     10.3 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated September 30, 1997.(2)

     10.4 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated February 20, 1998.(2)

     10.5 Purchase Agreement between the Corporation and MFC Merchant Bank S.A. dated January 4, 1999. Incorporated by reference to the
          Schedule 13D/A with respect to shares of Ichor dated January 4, 1999.

     21   List of subsidiaries of the Registrant.

     27   Article 5 - Financial Data Schedule for the year ended December 31,
          1998.

--------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form 10-SB.
(2) Incorporated by reference to the Schedule 13D/A with respect to shares of Ichor dated March 13, 1998.

(b)  Reports on Form 8-K
     -------------------

None.

------------------------------------------------------------------------------
PETERSON SULLIVAN P.L.L.C.
601 UNION STREET  SUITE 2300  SEATTLE WA  98101  (206) 382-7777 FAX 382-7700
                                                CERTIFIED PUBLIC ACCOUNTANTS



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



To the Board of Directors and Shareholders
Logan International Corp.



We have audited the accompanying consolidated balance sheets of Logan International Corp. and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logan International Corp. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.



/s/ Peterson Sullivan P.L.L.C.
February 23, 1999
Seattle, Washington

                   LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1997
                          (In Thousands of Dollars)

                                                        1998          1997
                                                     ----------    ----------
         ASSETS

Current Assets
  Cash                                               $      595    $      452
  Cash held in escrow                                         -           617
  Accounts receivable, less allowance for doubtful
    accounts of none in 1998 and $562 in 1997               632         2,417
  Note receivable                                             -           680
  Real estate held for development and sale               3,785         4,544
  Other assets                                               79            36
                                                     ----------    ----------

         Total current assets                             5,091         8,746

Investments                                              10,992         7,014
                                                     ----------    ----------

                                                     $   16,083    $   15,760
                                                     ==========    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                   $      323    $      327
  Accrued liabilities                                       139           641
  Due to affiliates                                       4,900         1,868
  Debt                                                    1,811         2,136
                                                     ----------    ----------

         Total current liabilities                        7,173         4,972

Long-Term Debt                                              205           646
                                                     ----------    ----------

         Total liabilities                                7,378         5,618

Minority Interest                                             -           750

Shareholders' Equity
  Preferred stock, Series B, $.01 par value,
    100,000 shares authorized, 60,000 issued and
    outstanding at December 31, 1998 and 1997                 1             1
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 10,837,808 issued and outstanding
    at December 31, 1998 and 1997                           108           108
  Additional paid-in capital                             14,673        14,673
  Retained deficit                                       (5,230)       (5,396)
  Accumulated other comprehensive income (loss)            (847)            6
                                                     ----------    ----------

                                                          8,705         9,392
                                                     ----------    ----------

                                                     $   16,083    $   15,760
                                                     ==========    ==========


  The accompanying notes are an integral part of these financial statements.

                   LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1998, 1997 and 1996
             (In Thousands of Dollars, Except Earnings Per Share)

                                            1998         1997         1996
                                         ----------   ----------   ----------
Revenue
  Sales of real estate                   $    1,016   $    3,250   $    3,627
  Gain on disposals of subsidiaries           1,419            -            -
  Other                                         625          252          191
                                         ----------   ----------   ----------

                                              3,060        3,502        3,818
Costs and expenses
  Cost of real estate sold and related
    selling costs                               939        1,944        2,446
  General and administrative                  1,152        1,166        1,052
  Interest                                      360          949          325
                                         ----------   ----------   ----------

                                              2,451        4,059        3,823
                                         ----------   ----------   ----------
Income (loss) from continuing
  operations before minority interest
  and discontinued operations                   609         (557)          (5)

Minority interest                              (143)         968            -
                                         ----------   ----------   ----------

Income (loss) from continuing operations        466          411           (5)

Discontinued operations (any tax benefits
  from losses are fully reserved)
  Loss from operation of environmental
    remediation services segment                  -         (430)           -
  Loss from operation of waste oil
    recycling facility                            -       (1,224)           -
  Loss on sale of waste oil recycling
    facility                                      -       (1,375)           -
                                         ----------   ----------   ----------

Loss from discontinued operations                 -       (3,029)           -
                                         ----------   ----------   ----------

Income (loss) before extraordinary item         466       (2,618)          (5)

Extraordinary item, gain on
  extinguishment of debt (no tax is
  provided because of available net
  operating losses)                               -            -          257
                                         ----------   ----------   ----------

         Net income (loss)               $      466   $   (2,618)  $      252
                                         ==========   ==========   ==========

Basic earnings (loss) per common share
  Income (loss) from continuing
    operations                           $      .02   $      .01   $     (.03)
  Discontinued operations                         -         (.28)           -
  Extraordinary item                              -            -          .04
                                         ----------   ----------   ----------

         Net income (loss) per common
           share                         $      .02   $     (.27)  $      .01
                                         ==========   ==========   ==========


  The accompanying notes are an integral part of these financial statements.

                   LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             For the Years Ended December 31, 1998, 1997 and 1996
                          (In Thousands of Dollars)

                                            1998         1997         1996
                                         ----------   ----------   ----------

Net income (loss)                        $      466   $   (2,618)  $      252

Other comprehensive loss, net of tax
  Unrealized gains (losses) on securities
    Unrealized holding losses arising
      during the period                        (853)         (66)         199
    Less reclassification adjustment
      for gains included in net income            -            -         (175)
                                         ----------   ----------   ----------

Other comprehensive loss                       (853)         (66)         (24)
                                         ----------   ----------   ----------

Comprehensive income (loss)              $     (387)  $   (2,684)  $      228
                                         ==========   ==========   ==========


  The accompanying notes are an integral part of these financial statements.

                   LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 1998, 1997 and 1996
                          (In Thousands of Dollars)

                                         Number of                                          Income (Loss),
                              Number of  Preferred  Preferred          Additional             Unrealized
                               Common     Shares     Shares    Common   Paid-in    Retained   (Loss) on
                               Shares    Series B   Series B   Shares   Capital    Deficit    Securities    Total
                             ----------  ---------  ---------  ------  ----------  --------  ------------  -------

Balance at December
  31, 1995                    6,520,726          -  $       -  $   65  $    6,220  $ (2,857) $         96  $ 3,524

Sale of preferred shares              -     60,000          1       -       5,999         -             -    6,000

Sale of common shares         4,217,082          -          -      42       2,405         -             -    2,447

Shares issued on debt
  modification                  100,000          -          -       1          49         -             -       50

Current period change in
  other comprehensive loss            -          -          -       -           -         -           (24)     (24)

Net income for the year               -          -          -       -           -       252             -      252
                             ----------  ---------  ---------  ------  ----------  --------  ------------  -------

Balance at December
  31, 1996                   10,837,808     60,000          1     108      14,673    (2,605)           72   12,249

Current period change in
  other comprehensive loss            -          -          -       -           -         -           (66)     (66)

Net loss for the year                 -          -          -       -           -    (2,618)            -   (2,618)

Dividend                              -          -          -       -           -      (173)            -     (173)
                             ----------  ---------  ---------  ------  ----------  --------  ------------  -------

Balance at December
  31, 1997                   10,837,808     60,000          1     108      14,673    (5,396)            6    9,392

Current period change in
  other comprehensive loss            -          -          -       -           -         -          (853)    (853)

Net income for the year               -          -          -       -           -       466             -      466

Dividend                              -          -          -       -           -      (300)            -     (300)
                             ----------  ---------  ---------  ------  ----------  --------  ------------  -------

Balance at December
  31, 1998                   10,837,808     60,000  $       1  $  108  $   14,673  $ (5,230) $       (847) $ 8,705
                             ==========  =========  =========  ======  ==========  ========  ============  =======


  The accompanying notes are an integral part of these financial statements.

                   LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1998, 1997 and 1996
                          (In Thousands of Dollars)

                                            1998         1997         1996
                                         ----------   ----------   ----------

Cash Flows from Operating Activities
  Net income (loss)                      $      466   $   (2,618)  $      252
    Adjustments to reconcile net
      income (loss) to net cash provided
      by operating activities
      Gain on sale of available-for-sale
        securities                                -            -         (175)
      Gain on disposal of subsidiaries       (1,419)           -            -
      Extraordinary item                          -            -         (257)
      Decrease in cash held in escrow           145          637            -
      Decrease in real estate held for
        development and sale                    759        1,542        1,796
      (Increase) decrease in accounts and
        notes receivable                        613       (2,247)        (417)
      Decrease in accounts payable and
        accrued liabilities                    (524)        (621)          (6)
      Increase in amount due to affiliates    4,434        1,185            -
      Net assets of discontinued segments         -        2,723            -
      Other                                      (6)         240          273
                                         ----------   ----------   ----------

         Net cash provided by operating
           activities                         4,468          841        1,466

Cash Flows from Investing Activities
  Purchases of investments                   (4,880)           -       (9,341)
  Acquisition of subsidiary, net of
    cash acquired                                 -            -          628
  Proceeds from the sale of available-
    for-sale securities                           -            -          313
  Increase in note receivable                (1,400)           -            -
                                         ----------   ----------   ----------

         Net cash used in investing
           activities                        (6,280)           -       (8,400)

Cash Flows from Financing Activities
  Proceeds from debt                            465        2,180          104
  Payment of debt                              (440)      (3,205)      (1,069)
  Proceeds from common stock issuance             -            -        2,447
  Proceeds from preferred stock issuance          -            -        6,000
  Proceeds from preferred stock issuance
    by a subsidiary                           2,230            -            -
  Dividend                                     (300)        (173)           -
                                         ----------   ----------   ----------

         Net cash provided by (used in)
           financing activities               1,955       (1,198)       7,482
                                         ----------   ----------   ----------

         Net increase (decrease) in cash        143         (357)         548

Cash, beginning of year                         452          809          261
                                         ----------   ----------   ----------

Cash, end of year                        $      595   $      452   $      809
                                         ==========   ==========   ==========


  The accompanying notes are an integral part of these financial statements.

                   LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
            (In Thousands of Dollars, Except for Per Share Amounts)



Note 1.  Nature of Operations and Significant Accounting Policies

Nature of Operations
--------------------

Logan International Corp. ("the Company") is in the financial services industry which currently includes investments in real estate. The Company is a 71% - owned subsidiary of MFC Bancorp Ltd. ("MFC").

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. Unless otherwise stated, all notes to financial statements relate to continuing operations.

Cash
----

Cash balances are occasionally in excess of federally insured amounts. Cash held in escrow represented amounts which were subject to withdrawal restrictions.

Investments
-----------

The Company holds certain of its marketable investments (including those in the common stock of MFC) as available-for-sale securities which are stated at fair value. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of shareholders' equity until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses. Investments in nonmarketable securities (consisting of preferred stock of MFC) are stated at the lower of cost or net realizable value.

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

Environmental Conservation
--------------------------

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Any potential recoveries of such liabilities are to be recorded when there is an agreement with a reimbursing entity. No such liabilities were recorded in these consolidated financial statements.

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

Earnings Per Share
------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares; however, there were no dilutive securities for 1998, 1997 and 1996.

The weighted average number of shares outstanding was 10,837,808 for the years ended December 31, 1998 and 1997, and 6,862,348 for the year ended December 31, 1996. The income or (loss) from continuing operations to compute the amount attributable to common shareholders includes the recognition of preferred stock dividends in arrears of $300 for each of the years ended December 31, 1998 and 1997, respectively.

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

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. The primary objective of this statement is to report and disclose a measure of all changes in equity of an entity that result from transactions and other economic events of the period other than transactions with owners. Of the various methods allowed to accomplish this objective, the Company has elected to provide separate statements of comprehensive income.

New Accounting Standards
------------------------

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," is effective for years beginning after December 15, 1997. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Management operates the Company as one segment: financial services. Information for management purposes does not require the segmenting of financial services activities. Operating revenues are realized primarily from third party sources in the United States. All long-lived assets are located in the United States. Since there is one segment, no additional segment disclosures are considered necessary for continuing operations.

Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because the Company does not engage in any derivatives or hedging activities, there should be no impact on its financial statements.

Statement of Financial Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to a mortgage banking enterprise. Because the Company does not engage in any mortgage banking activities, there should be no impact on the Company's financial statements.

Note 2.  Discontinued Operations

During 1997, a subsidiary, Ichor Corporation ("Ichor"), sold its remediation services segment for $147 in cash. As part of the sale transaction, current assets and liabilities of the segment were retained. Also, in 1997, Ichor sold all of its waste oil facility assets for $320 in cash plus a note for $680 which was paid in 1999. Both segments were accounted for as discontinued operations in 1997.

A subsidiary of Ichor was sold in 1998 at a non-cash accounting gain of $437. The gain resulted from the assumption of the subsidiary's liabilities by the third party purchaser.

Effective December 31, 1998, the Company transferred all of its shares of common stock in Ichor to a wholly-owned subsidiary of MFC. As a result of the transaction, the Company had a net non-cash accounting gain of $982. Further, the Company may receive future proceeds from the subsidiary based on the ultimate disposition of these shares to third parties.



Note 3.  Investments

The Company has investments in available-for-sale securities which have been classified as long-term at December 31, 1998, 1997 and 1996. These securities may be summarized as follows:

                                            1998         1997         1996
                                         ----------   ----------   ----------

Proceeds from sales                      $        -   $        -   $      313

Realized gains                                    -            -          175

Fair value of securities at December
  31 (of which $4,563 represents MFC
  common stock for 1998)                      4,792          814          201

Cost of securities at December 31 (of
  which $4,830 represents MFC common
  stock for 1998)                             5,639          808          129
                                         ----------   ----------   ----------

Unrealized (loss) gain in shareholders'
  equity at December 31                  $     (847)  $        6   $       72
                                         ==========   ==========   ==========

Included in long-term investments are 82,200 MFC Class A Preferred Shares, Series 1, carried at the original cost of $6,200. Since no trading market exists for these shares, management believes the fair value is equal to cost based on the book value of the investee. These shares are convertible, have an annual dividend rate of $3.65 per share, are redeemable at any time and are retractable after 2002 subject to certain conditions. The shares are redeemable and retractable at $70.00 per share plus any accrued and unpaid dividends. The shares are convertible at $3.65 per share of common stock for the first year and then increased by $.18 increments each year through 2002 with no adjustment thereafter. The Company received $290 and $172 in dividends in 1998 and 1997, respectively, on these shares.



Note 4.  Debt

                                                         1998         1997
                                                      ----------   ----------
Nonrecourse notes payable collateralized by real estate:

    Interest at 15%; due August 30, 1999              $    1,035   $      830

    Interest at 15%; due August 30, 1999                     450          360

    Interest at 12%; due August 30, 1999                     170            -

Amounts due to an insurance company in monthly
installments of $38.  No interest was charged
on this debt. No interest was imputed since
the amount is not material.                                    -          757

Other                                                         10           10
                                                      ----------   ----------

                                                           1,665        1,957

Less current portion                                      (1,665)      (1,597)
                                                      ----------   ----------

                                                      $        -   $      360
                                                      ==========   ==========

In addition to notes payable, the Company also has assessments due to local improvement districts ("LID") and unpaid property taxes which are priority liens on real estate. LID assessments payable are summarized as follows:

                                                         1998         1997
                                                      ----------   ----------

LID, interest at 9%; payable in annual installments
of $41 plus interest                                  $      245   $      327

LID, interest at 7.75%; $68 payable in March 1997
and in annual installments of $13 plus interest
thereafter                                                     -          126
                                                      ----------   ----------

                                                      $      245   $      453
                                                      ==========   ==========

Property taxes in the amount of $106 and $372 were not paid as of December 31, 1998 and 1997, respectively. These amounts along with the current portions of notes payable and LID assessments payable have been combined and are classified as current liabilities.

As of December 31, 1998, the principal maturities of debt are as follows:

                          1999          $     1,811
                          2000                   41
                          2001                   41
                          2002                   41
                          2003                   41
                          Thereafter             41
                                        -----------

                                        $     2,016
                                        ===========

Based on borrowing rates available to the Company for debt with similar terms and average maturities, management believes that the fair value of the Company's debt approximates the amounts disclosed in this note.



Note 5.  Preferred Stock

The Company's Preferred Shares, Series B are voting and require that dividends be paid annually at 5% in arrears on December 31 (amounting to approximately $300 at December 31, 1998). Should dividends not be paid as required, interest at 8% is to be accrued on the unpaid amount. The Company may redeem these shares at any time at an aggregate price which includes all unpaid dividends, accrued interest and a redemption premium of 10% based on the amount paid for the shares. Upon liquidation, these shares are entitled to receive the same amounts as redemption in priority to the common or other shares. As long as any of the Preferred Shares, Series B remain outstanding, the Company cannot pay dividends on common or other junior shares, redeem less than all of these shares or issue additional preferred stock unless all unpaid dividends including interest have been paid. In any event, no shares may be issued in priority to the Preferred Shares, Series B shares without the approval of the preferred shareholders. All 60,000 issued and outstanding shares are held by a subsidiary of MFC.



Note 6.  Income Tax

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory rate to the Company's effective tax for years ended December 31 is as follows:

                                            1998         1997         1996
                                         ----------   ----------   ----------

Tax at U.S. statutory rate               $      158   $      139   $        -

Minority interest                                49         (329)           -

Permanent difference associated with the
  gain on disposal of subsidiary               (334)           -            -

Valuation allowance                              66          213            -

Other                                            61          (23)           -
                                         ----------   ----------   ----------

                                         $        -   $        -   $        -
                                         ==========   ==========   ==========

The significant components of the Company's deferred tax asset is as follows:

                                                         1998         1997
                                                      ----------   ----------

Available net operating loss carryforwards            $      746   $    3,654

Tax basis in real estate acquired in excess
  of carrying value                                          439          457
                                                      ----------   ----------
                                                           1,185        4,111

Valuation allowance                                       (1,185)      (4,111)
                                                      ----------   ----------

Net deferred tax asset                                $        -   $        -
                                                      ==========   ==========

The Company's net operating loss carryforwards of $2,195 will expire in the years ending December 31, 2010, 2011 and 2013 at $251, $1,695, and $249,
respectively. The utilization of these losses is subject to annual limitations due to the Internal Revenue Code. At December 31, 1997, $2,992 of the deferred tax asset was attributable to the net operating loss carryforwards of a subsidiary which was disposed of in 1998.

Any tax benefits resulting from the determination of other comprehensive income have been fully reserved.



Note 7.  Real Estate Transactions

The Company has an option agreement to sell approximately 46 acres out of a larger parcel of real estate held for sale for approximately $7,300 which expired August 31, 1998. However, the agreement has been extended to August 30, 1999, by the payment of a $50 fee.

During 1996, the Company sold a subsidiary which had as its only asset a parcel of real estate. The proceeds from the sale of $3,340 were shared equally with MFC because of MFC's assistance in concluding the sale. The Company's profit from this sale was included in the 1996 financial statements. The remaining amount due on the sale of $417 is included in accounts receivable at December 31, 1998 and 1997. The receivable is due September 1999 and is secured with the real estate. Management estimates that the fair value of the receivable approximates carrying value based on similar transactions in the market.



Note 8.  Transactions With Affiliates

At December 31, 1998, due to affiliates was an account payable to another subsidiary of MFC which was used by the Company to purchase 500,000 shares of MFC's common stock. The Company received a dividend payment of $10 on these shares.

At December 31, 1998 and 1997, another subsidiary of MFC Bancorp held a warrant to purchase 125,000 shares of the Company's stock at $.50 per share by December 31, 2000. The warrants were priced in excess of the average trading price of the Company's shares in 1998 and 1997.

At December 31, 1997, due to affiliates included $1,088 to MFC for advances and a $780 advance to Ichor from another MFC subsidiary.

Note 9.  Supplementary Disclosures with Respect to the Statement of Cash Flows

Cash paid for interest during the years ended December 31, 1998, 1997 and 1996, was $528, $598 and $32, respectively.

Significant noncash transactions in 1998:

1.  The Company transferred its shares in Ichor to another subsidiary of MFC.

2. The Company sold a subsidiary to a purchaser who assumed the subsidiary's liabilities.

Significant noncash transactions in 1997:

1. Ichor received a $680 note as a part of the sale of its waste oil recycling facility which was paid in 1999.

2. A subsidiary of MFC converted $750 of debt due from Ichor into 75,000 shares of Ichor's preferred stock which is reflected as minority interest at December 31, 1997.

Significant noncash transactions in 1996:

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1999.     LOGAN INTERNATIONAL CORP.

                           By:   /s/ Michael J. Smith
                               -----------------------------------------------
                               Michael J. Smith
                               President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael J. Smith                             Date:  March 26, 1999
--------------------------------------
Michael J. Smith
President, Chief Financial Officer and
Director


/s/ Leonard Petersen                             Date:  March 26, 1999
--------------------------------------
Leonard Petersen
Director


/s/ Roland Waldvogel                             Date:  March 26, 1999
--------------------------------------
Roland Waldvogel
Director

                                EXHIBIT INDEX

Exhibit Number               Description
--------------               -----------

     3.1                     Articles of Incorporation.(1)

     3.2                     Amendment to Articles of Incorporation dated
                             November 5, 1993.(1)

     3.3                     Amendment to Articles of Incorporation dated
                             April 22, 1994.(1)

     3.4                     Amendment to Articles of Incorporation dated
                             April 14, 1995.(1)

     3.5 Amendment to Articles of Incorporation dated July 10, 1996. Incorporated by reference to the Corporation's Form 8-K dated June 27, 1996.

     3.6                     Bylaws.(1)

     10.1                    1994 Employee Incentive Plan.(1)

     10.2                    Executive Employment Agreement between the
                             Corporation and Mr. Smith.(1)

     10.3 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated September 30, 1997.(2)

     10.4 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated February 20, 1998.(2)

     10.5 Purchase Agreement between the Corporation and MFC Merchant Bank S.A. dated January 4, 1999. Incorporated by reference to the Schedule 13D/A with respect to shares of Ichor dated January 4, 1999.

     21                      List of subsidiaries of the Registrant.

     27 Article 5 - Financial Data Schedule for the year ended December 31, 1998.

---------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form 10-SB.
(2) Incorporated by reference to the Schedule 13D/A with respect to shares of Ichor dated March 13, 1998.