Form 10-Q
period 1999-03-31
LOGAN INTERNATIONAL CORP/CN
filed 1999-05-14
CIK 948727

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

                 For the quarterly period ended March 31, 1999

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

                                (604) 683-5767
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

            Class                            Outstanding at May 12, 1999
            -----                            ---------------------------
     Common Stock, $0.01                             10,837,808
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


                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS





                          LOGAN INTERNATIONAL CORP.

                      CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                 (Unaudited)

                          LOGAN INTERNATIONAL CORP.
                         Consolidated Balance Sheets
                                 (Unaudited)
                            (Dollars in thousands)

                                            March 31, 1999  December 31, 1998
                                            --------------  -----------------

                                    ASSETS
Current Assets
  Cash and cash equivalents                 $          641     $          595
  Accounts receivable, net                             472                632
  Real estate held for development
    and sale                                         3,801              3,785
  Other assets                                          10                 79
                                            --------------     --------------
      Total current assets                           4,924              5,091

Investments                                          9,850             10,992
                                            --------------     --------------
                                            $       14,774     $       16,083
                                            ==============     ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                          $          323     $          323
  Accrued liabilities                                  139                139
  Due to affiliates                                  4,900              4,900
  Debt                                               1,825              1,811
                                            --------------     --------------
      Total current liabilities                      7,187              7,173

Long-Term Debt                                         205                205
                                            --------------     --------------
      Total liabilities                              7,392              7,378

Shareholders' Equity
  Common stock                                         108                108
  Preferred stock                                        1                  1
  Additional paid-in capital                        14,673             14,673
  Net unrealized loss on investment
    valuation                                       (1,989)              (847)
  Retained deficit                                  (5,411)            (5,230)
                                            --------------     --------------
      Total equity                                   7,382              8,705
                                            --------------     --------------
                                            $       14,774     $       16,083
                                            ==============     ==============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
              Consolidated Statements of Operations and Deficit
                                 (Unaudited)
               (Dollars in thousands, except per share amounts)

                                              For the Three    For the Three
                                              Months Ended     Months Ended
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------
Revenues
  Dividend income                             $          274   $          290
  Other                                                    6                2
                                              --------------   --------------
                                                         280              292
                                              --------------   --------------

Costs and expenses
  General and administrative expenses                     90              201
  Real estate taxes                                        5               12
  Interest                                                66              161
                                              --------------   --------------
                                                         161              374
                                              --------------   --------------

Gain on disposal of a subsidiary                           -              437

Minority interest                                          -              (27)
                                              --------------   --------------

Net income                                               119              328

Deficit, beginning of period                          (5,230)          (5,396)
Dividends paid on preferred shares                      (300)            (300)
                                              --------------   --------------
Deficit, end of period                        $       (5,411)  $       (5,368)
                                              ==============   ==============

Basic and diluted earnings per share          $         0.00   $         0.02
                                              ==============   ==============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)
                            (Dollars in thousands)

                                              For the Three    For the Three
                                              Months Ended     Months Ended
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------

Net gain                                      $          119   $          328

Other comprehensive loss:
  Unrealized loss on securities                       (1,142)            (262)
                                              --------------   --------------

Total comprehensive (loss) gain               $       (1,023)  $           66
                                              ==============   ==============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (Dollars in thousands)

                                              For the Three    For the Three
                                              Months Ended     Months Ended
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------
Cash Flows from Operating Activities:
  Net income from continuing operations       $          119   $          328
  Adjustments to reconcile net income to net
   cash provided by operating activities
   Minority interest                                       -               27
   Gain on disposal of a subsidiary                        -             (437)

  Changes in current assets and liabilities
   Cash held in escrow                                     -              145
   Real estate held for development and sale             (16)             (12)
   Prepaid and other assets                               69              (44)
   Accounts receivable                                   160            1,071
   Payables                                                -           (1,049)
                                              --------------   --------------
      Net cash provided by operating
       activities of continuing operations               332               29

Cash Flows from Investing Activities:                      -                -
                                              --------------   --------------
      Net cash provided (used) by investing
       activities of continuing operations                 -                -

Cash Flows from Financing Activities:
  Increase (decrease) in debts                            14             (232)
  Issuance of preferred shares by
   a subsidiary                                            -            2,230
  Dividends paid                                        (300)            (300)
                                              --------------   --------------
      Net cash (used in) provided
       by financing activities of
       continuing operations                            (286)           1,698
                                              --------------   --------------

Increase in cash and cash equivalents                     46            1,727
Cash and cash equivalents,
  beginning of period                                    595              452
                                              --------------   --------------
Cash and cash equivalents, end of period      $          641   $        2,179
                                              ==============   ==============

  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
                  Notes to Consolidated Financial Statements
                                March 31, 1999
                                 (Unaudited)

Note 1.  Basis of Presentation
------------------------------

The interim period consolidated financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and accompanying notes included in the Registrant's latest annual report on Form 10-K for the year ended December 31, 1998. In the opinion of the Registrant, the unaudited consolidated financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

Note 2.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding were 10,837,808 for the three months ended March 31, 1999 and 1998, respectively.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Logan International Corp. (the "Corporation") for the three months ended March 31, 1999 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Effective December 31, 1998, the Corporation transferred its 50.3% interest in the shares of common stock of Ichor Corporation ("Ichor") to an affiliated party. The Corporation's results of operations for the first quarter of 1998 include the results of operations of Ichor.

Results of Operations - Three Months Ended March 31, 1999
---------------------------------------------------------

Revenues were $0.3 million for the three months ended March 31, 1999 and 1998, respectively, primarily as a result of dividends received on shares held by the Corporation.

Costs and expenses decreased to $0.2 million for the three months ended March 31, 1999 from $0.4 million for the three months ended March 31, 1998, as a result of the transfer by the Corporation of its interest in the shares of common stock of Ichor. Interest expense decreased to $66,000 in the three months ended March 31, 1999 from $0.2 million in the same period of 1998, primarily as a result of reduced indebtedness in the current period and the sale in the first quarter of 1998 by Ichor of a wholly-owned subsidiary which had financed certain receivables.

Net income in the three months ended March 31, 1999 was $0.1 million, or $0.00 per share, compared to $0.3 million, or $0.02 per share, in the three months ended March 31, 1998.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash and cash equivalents of $0.6 million at March 31, 1999 and December 31, 1998, respectively.

Continuing operating activities provided cash of $0.3 million in the three months ended March 31, 1999, compared to $29,000 in the three months ended March 31, 1998. A decrease in accounts receivable provided cash of $0.2 million in the three months ended March 31, 1999, compared to $1.1 million in the same period of 1998. A decrease in payables in the three months ended March 31, 1998 used cash of $1.0 million. A decrease in cash held in escrow provided cash of $0.1 million in the three months ended March 31, 1998.

Financing activities used cash of $0.3 million in the three months ended March 31, 1999, compared to providing cash of $1.7 million in the three months ended March 31, 1998. A net increase in indebtedness provided cash of $14,000 in the three months ended March 31, 1999, compared to a net decrease in indebtedness using cash of $0.2 million in the comparative period of 1998.
The Corporation paid $0.3 million in dividends on its preferred stock in the three months ended March 31, 1999 and 1998, respectively.

At March 31, 1999, the Corporation had $1.7 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation. Pursuant to such deeds of trust, the Corporation is obligated to make property tax and assessment payments on the secured properties on a timely basis.

At March 31, 1999, overdue property taxes on the Corporation's properties amounted to $0.1 million. In addition, there were approximately $0.2 million in assessments to local improvement districts ("LIDs"). Overdue property taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if property taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit property taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The following table summarizes the repayment schedule of the Corporation's debt obligations, LIDs and unpaid property taxes at March 31, 1999:

                       Year Ending          Dollars in
                        March 31,           Thousands
                       -----------          -----------

                           1999             $     1,825
                           2000                      41
                           2001                      41
                           2002                      41
                           2003                      41
                           Thereafter                41
                                            -----------
                                            $     2,030
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                          PART II.  OTHER INFORMATION
                                    -----------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1998 for information concerning legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                         Description
-------                        -----------

  27              Article 5 - Financial Data Schedule for the 1st Quarter 1999
                              Form 10-Q.

(b)  Reports on Form 8-K

None.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1999                  LOGAN INTERNATIONAL CORP.


                                      By:   /s/ Michael J. Smith
                                            ----------------------------------
                                            Michael J. Smith, President, Chief
                                            Financial Officer and Director

                                EXHIBIT INDEX

Exhibit Number                   Description
--------------                   -----------

      27          Article 5 - Financial Data Schedule for the 1st Quarter 1999
                              Form 10-Q.