Form 10-Q
period 1999-06-30
LOGAN INTERNATIONAL CORP/CN
filed 1999-08-13
CIK 948727

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

                 For the quarterly period ended June 30, 1999

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

                                (604) 683-5767
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

            Class                     Outstanding at August 11, 1999
            -----                     ------------------------------

     Common Stock, $0.01                        10,837,808
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

                    FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                 (Unaudited)

                          LOGAN INTERNATIONAL CORP.
                         Consolidated Balance Sheets
                                 (Unaudited)
                            (dollars in thousands)


                                             June 30, 1999   December 31, 1998
                                             -------------   -----------------

                                    ASSETS

Current Assets
  Cash and cash equivalents                  $        655      $        595
  Accounts receivable, net                            544               632
  Real estate held for development
    and sale                                        3,745             3,785
  Other assets                                          2                79
                                             ------------      ------------
      Total current assets                          4,946             5,091

Investments                                        10,258            10,992
                                             ------------      ------------
                                             $     15,204      $     16,083
                                             ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                           $        362      $        323
  Accrued liabilities                                 139               139
  Due to affiliates                                 4,900             4,900
  Debt                                              1,827             1,811
                                             ------------      ------------
      Total current liabilities                     7,228             7,173

Long-Term Debt                                        205               205
                                             ------------      ------------
      Total liabilities                             7,433             7,378

Shareholders' Equity
  Common stock                                        108               108
  Preferred stock                                       1                 1
  Additional paid-in capital                       14,673            14,673
  Net unrealized loss on investment
    valuation                                      (1,581)             (847)
  Retained deficit                                 (5,430)           (5,230)
                                             ------------      ------------
      Total equity                                  7,771             8,705
                                             ------------      ------------
                                             $     15,204      $     16,083
                                             ============      ============


  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
              Consolidated Statements of Operations and Deficit
                                 (Unaudited)
               (dollars in thousands except per share amounts)

                                              For the Six       For the Six
                                              Months Ended      Months Ended
                                              June 30, 1999     June 30, 1998
                                              -------------     -------------
Revenues
  Sale of real estate                         $        225      $        400
  Dividend income                                      274               290
  Other                                                 13               227
                                              ------------      ------------
                                                       512               917
                                              ------------      ------------

Costs and expenses
  Cost of real estate sold and related
    selling costs                                       95               433
  General and administrative expenses                  178               525
  Real estate taxes                                     10                21
  Interest                                             129               225
                                              ------------      ------------
                                                       412             1,204
                                              ------------      ------------

Gain on disposal of a subsidiary                         -               437

Minority interest                                        -               (58)
                                              ------------      ------------

Net income                                             100                92

Deficit, beginning of period                        (5,230)           (5,396)
Dividends paid on preferred shares                    (300)             (300)
                                              ------------      ------------
Deficit, end of period                        $     (5,430)     $     (5,604)
                                              ============      ============
Basic and diluted loss per share              $      (0.00)     $      (0.01)
                                              ============      ============


  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
              Consolidated Statements of Operations and Deficit
                                 (Unaudited)
               (dollars in thousands except per share amounts)

                                              For the Three     For the Three
                                              Months Ended      Months Ended
                                              June 30, 1999     June 30, 1998
                                              -------------     -------------
Revenues
  Sale of real estate                         $        225      $        400
  Other                                                  7               225
                                              ------------      ------------
                                                       232               625
                                              ------------      ------------

Costs and expenses
  Cost of real estate sold and related
    selling costs                                       95               433
  General and administrative expenses                   88               324
  Real estate taxes                                      5                 9
  Interest                                              63                64
                                              ------------      ------------
                                                       251               830
                                              ------------      ------------

Minority interest                                        -               (31)
                                              ------------      ------------

Net loss                                               (19)             (236)

Deficit, beginning of period                        (5,411)           (5,368)
                                              ------------      ------------
Deficit, end of period                        $     (5,430)     $     (5,604)
                                              ============      ============

Basic and diluted loss per share              $      (0.01)     $      (0.03)
                                              ============      ============


  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)
                            (dollars in thousands)

                                              For the Six       For the Six
                                              Months Ended      Months Ended
                                              June 30, 1999     June 30, 1998
                                              -------------     -------------
Net income                                    $        100      $         92

Other comprehensive loss:
  Unrealized loss on securities                       (734)             (141)
                                              ------------      ------------
Total comprehensive loss                      $       (634)     $        (49)
                                              ============      ============


  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)
                            (dollars in thousands)

                                              For the Three     For the Three
                                              Months Ended      Months Ended
                                              June 30, 1999     June 30, 1998
                                              -------------     -------------
Net loss                                      $        (19)     $       (236)

Other comprehensive income:
  Unrealized gain on securities                        408               121
                                              ------------      ------------
Total comprehensive income (loss)             $        389      $       (115)
                                              ============      ============


  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (dollars in thousands)

                                              For the Six       For the Six
                                              Months Ended      Months Ended
                                              June 30, 1999     June 30, 1998
                                              -------------     -------------
Cash Flows from Operating Activities:
  Net income from operations                  $        100      $         92
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Minority interest                                     -                58
   Gain on disposal of a subsidiary                      -              (437)
   Bad debt recovery                                     -              (100)

  Changes in current assets and liabilities
   Cash held in escrow                                   -               145
   Real estate                                          40               375
   Prepaid and other assets                             77              (274)
   Accounts receivable                                  88               988
   Payables                                             39             3,692
                                              ------------      ------------
      Net cash provided by operating
       activities                                      344             4,539

Cash Flows from Investing Activities:
  Purchases of available-for-sale
    securities                                           -            (4,830)
  Note receivable                                        -            (1,400)
                                              ------------      ------------
      Net cash provided by (used in)
       investing activities                              -            (6,230)

Cash Flows from Financing Activities:
  Borrowing                                             16               465
  Payment of debt                                        -              (302)
  Issuance of preferred shares by
    a subsidiary                                         -             2,230
  Dividends paid on preferred shares                  (300)             (300)
                                              ------------      ------------
      Net cash (used in) provided by
       financing activities                           (284)            2,093
                                              ------------      ------------

Increase in cash and cash equivalents                   60               402

Cash and cash equivalents, beginning
 of period                                             595               452
                                              ------------      ------------

Cash and cash equivalents, end of period      $        655      $        854
                                              ============      ============


  The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP.
                  Notes to Consolidated Financial Statements
                                June 30, 1999
                                 (Unaudited)

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

Note 2.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 10,837,808 for the six months ended June 30, 1999 and 1998, respectively.

Note 3.  Acquisitions and Dispositions
--------------------------------------

Effective December 31, 1998, the Corporation transferred its 50.3% interest in the shares of common stock of Ichor Corporation ("Ichor") to an affiliated party. The Corporation's results of operations for the six months ended June 30, 1998 include the results of operations of Ichor.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Logan International Corp. (the "Corporation") for the six months ended June 30, 1999 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Effective December 31, 1998, the Corporation transferred its 50.3% interest in the shares of common stock of Ichor Corporation ("Ichor") to an affiliated party. The Corporation's results of operations for the six months ended June 30, 1998 include the results of operations of Ichor.

Results of Operations - Six Months Ended June 30, 1999
------------------------------------------------------

Revenues decreased to $0.5 million for the six months ended June 30, 1999 from $0.9 million for the comparable period of 1998, primarily as a result of lower sales of real estate. In addition, the Corporation's results of operations for the six months ended June 30, 1999 did not include the results of operations of Ichor.

Costs and expenses decreased to $0.4 million for the six months ended June 30, 1999 from $1.2 million for the six months ended June 30, 1998, as a result of lower real estate sales and the disposition of the Corporation's interest in Ichor. Interest expense decreased to $0.1 million in the six months ended June 30, 1999 from $0.2 million in the same period of 1998, primarily as a result of reduced indebtedness in the current period and the sale in the first quarter of 1998 by Ichor of a wholly-owned subsidiary which had financed certain receivables.

Net income in the six months ended June 30, 1999 was $0.1 million, or $(0.00) per share, compared to $0.1 million, or a loss of $0.01 per share, in the six months ended June 30, 1998.

Results of Operations - Three Months Ended June 30, 1999
--------------------------------------------------------

Revenues decreased to $0.2 million for the three months ended June 30, 1999 from $0.6 million for the comparable period of 1998, primarily as a result of lower real estate sales. In addition, the results of operations for the current period did not include the results of operations of Ichor.

Costs and expenses decreased to $0.3 million for the three months ended June 30, 1999 from $0.8 million for the three months ended June 30, 1998, as a result of lower sales of real estate and the disposition of the Corporation's interest in Ichor. Interest expense decreased marginally to $63,000 in the three months ended June 30, 1999 from $64,000 in the same period of 1998.

The Company reported a net loss of $19,000 in the three months ended June 30, 1999, or $0.01 per share, compared to $0.2 million, or $0.03 per share, in the three months ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash and cash equivalents of $0.7 million at June 30, 1999, compared to $0.6 million at December 31, 1998.

Continuing operating activities provided cash of $0.3 million in the six months ended June 30, 1999, compared to $4.5 million in the six months ended June 30, 1998. A decrease in accounts receivable provided cash of $0.1 million in the six months ended June 30, 1999, compared to $1.0 million in the same period of 1998. An increase in payables in the six months ended June 30, 1999 provided cash of $39,000, compared to $3.7 million in the comparative period of 1998. Real estate sales provided cash of $40,000 in the six months ended June 30, 1999, compared to $0.4 million in the comparative period of 1998.

Financing activities used cash of $0.3 million in the six months ended June 30, 1999, compared to providing cash of $2.1 million in the six months ended June 30, 1998. A net increase in indebtedness provided cash of $16,000 in the six months ended June 30, 1999, compared to $0.2 million in the comparative period of 1998. The Corporation paid $0.3 million in dividends on its preferred stock in the six months ended June 30, 1999 and 1998, respectively.

At June 30, 1999, the Corporation had $1.7 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation. Pursuant to such deeds of trust, the Corporation is obligated to make property tax and assessment payments on the secured properties on a timely basis.

At June 30, 1999, overdue property taxes on the Corporation's properties amounted to $0.1 million. In addition, there were approximately $0.2 million in assessments to local improvement districts ("LIDs"). Overdue property taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if property taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit property taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The following table summarizes the repayment schedule of the Corporation's debt obligations, LIDs and unpaid property taxes at June 30, 1999:

                       Year Ending          Dollars in
                        June 30,            Thousands
                       -----------          ----------

                           2000             $    1,827
                           2001                     41
                           2002                     41
                           2003                     41
                           2004                     41
                           Thereafter               41
                                            ----------
                                            $    2,032
                                            ==========

The Corporation has no commitments for capital expenditures in relation to its undeveloped real estate, although it may need to provide funds for pre-development work on certain parcels in order to enhance their marketability and sale value.

The Corporation believes that its assets should enable it to meet its current ongoing liquidity requirements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                    Description
     -------                   -----------

       27         Article 5 - Financial Data Schedule for the 2nd Quarter 1999
                              Form 10-Q.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 12, 1999                    LOGAN INTERNATIONAL CORP.


                                        By: /s/ Michael J. Smith
                                            ----------------------------------
                                            Michael J. Smith, President, Chief
                                            Financial Officer and Director

                                EXHIBIT INDEX

Exhibit Number                   Description
--------------                   -----------

      27          Article 5 - Financial Data Schedule for the 2nd Quarter 1999
                              Form 10-Q.