Form 10-Q
period 1999-09-30
LOGAN INTERNATIONAL CORP/CN
filed 1999-11-12
CIK 948727

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

                 For the quarterly period ended September 30, 1999

                                      OR

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

                  Class                  Outstanding at November 11, 1999
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


                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                           LOGAN INTERNATIONAL CORP.

                       CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (Unaudited)

                           LOGAN INTERNATIONAL CORP.
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (dollars in thousands)

                                        September 30, 1999   December 31, 1998
                                        ------------------   -----------------
                                    ASSETS

Current Assets
  Cash and cash equivalents                $        675         $        595
  Accounts receivable, net                          544                  632
  Real estate held for development
    and sale                                      3,754                3,785
  Other assets                                        8                   79
                                           ------------         ------------
      Total current assets                        4,981                5,091

Investments                                      11,077               10,992
                                           ------------         ------------
                                           $     16,058         $     16,083
                                           ============         ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                         $        439         $        323
  Accrued liabilities                               139                  139
  Due to affiliates                               4,900                4,900
  Debt                                            1,887                1,811
                                           ------------         ------------
      Total current liabilities                   7,365                7,173

Long-Term Debt                                      164                  205
                                           ------------         ------------
      Total liabilities                           7,529                7,378

Shareholders' Equity
  Common stock                                      108                  108
  Preferred stock                                     1                    1
  Additional paid-in capital                     14,673               14,673
  Net unrealized loss on
    investment valuation                           (762)                (847)
  Deficit                                        (5,491)              (5,230)
                                           ------------         ------------
      Total equity                                8,529                8,705
                                           ------------         ------------
                                           $     16,058         $     16,083
                                           ============         ============

  The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
               Consolidated Statements of Operations and Deficit
                                  (Unaudited)
               (dollars in thousands, except per share amounts)

                                      For the Nine         For the Nine
                                      Months Ended         Months Ended
                                      September 30, 1999   September 30, 1998
                                      ------------------   ------------------
Revenues
  Sale of real estate                    $        225         $        400
  Dividend income                                 274                  300
  Gain on disposal of a subsidiary                  -                  437
  Other                                            70                  241
                                         ------------         ------------
                                                  569                1,378
                                         ------------         ------------

Costs and expenses
  Cost of real estate sold and
    related selling costs                          95                  433
  General and administrative expenses             229                  984
  Real estate taxes                                15                   30
  Interest                                        191                  294
  Bad debt recovery                                 -                 (100)
                                         ------------         ------------
                                                  530                1,641
                                         ------------         ------------

Income (loss) before minority
  interest and income tax                          39                 (263)

Minority interest                                   -                  (95)
                                         ------------         ------------

Income (loss) before income tax                    39                 (358)

Income tax                                          -                  (12)
                                         ------------         ------------

Net income (loss)                                  39                 (370)

Deficit, beginning of period                   (5,230)              (5,396)
Dividend paid on preferred shares                (300)                (300)
                                         ------------         ------------
Deficit, end of period                   $     (5,491)        $     (6,066)
                                         ============         ============

Basic loss per share                     $      (0.02)        $      (0.05)
                                         ============         ============

  The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
               Consolidated Statements of Operations and Deficit
                                  (Unaudited)
               (dollars in thousands, except per share amounts)

                                      For the Three        For the Three
                                      Months Ended         Months Ended
                                      September 30, 1999   September 30, 1998
                                      ------------------   ------------------
Revenues
  Dividend income                        $          -         $         10
  Other                                            57                  114
                                         ------------         ------------
                                                   57                  124
                                         ------------         ------------

Costs and expenses
  General and administrative expenses              51                  459
  Real estate taxes                                 5                    9
  Interest                                         62                   69
                                         ------------         ------------
                                                  118                  537
                                         ------------         ------------

Loss before minority interest and
   income tax                                     (61)                (413)

Minority interest                                   -                  (37)
                                         ------------         ------------

Loss before income tax                            (61)                (450)

Income tax                                          -                  (12)
                                         ------------         ------------

Net loss                                          (61)                (462)

Deficit, beginning of period                   (5,430)              (5,604)
                                         ------------         ------------
Deficit, end of period                   $     (5,491)        $     (6,066)
                                         ============         ============

Basic loss per share                     $      (0.01)        $      (0.05)
                                         ============         ============

  The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                            (dollars in thousands)

                                      For the Nine         For the Nine
                                      Months Ended         Months Ended
                                      September 30, 1999   September 30, 1998
                                      ------------------   -------------------
Net income (loss)                        $         39         $       (370)

Other comprehensive gain (loss):
  Unrealized gain (loss) on securities             85               (1,986)
                                         ------------         ------------

Total comprehensive income (loss)        $        124         $     (2,356)
                                         ============         ============


  The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                             (dollars in thousands)

                                      For the Three        For the Three
                                      Months Ended         Months Ended
                                      September 30, 1999   September 30, 1998
                                      ------------------   ------------------
Net loss                                 $        (61)        $       (462)

Other comprehensive gain (loss):
  Unrealized gain (loss) on securities            819               (1,845)
                                         ------------         ------------

Total comprehensive income (loss)        $        758         $     (2,307)
                                         ============         ============


  The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                      For the Nine         For the Nine
                                      Months Ended         Months Ended
                                      September 30, 1999   September 30, 1998
                                      ------------------   ------------------
Cash Flows from Operating Activities:
  Net income (loss) from operations      $         39         $       (370)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities
     Minority interest                              -                   95
     Gain on disposal of a subsidiary               -                 (437)
     Bad debt recovery                              -                 (100)
     Depreciation                                   -                    1
                                         ------------         ------------
                                                   39                 (811)

  Changes in current assets and
    liabilities
     Cash held in escrow                            -                  145
     Real estate                                   31                  346
     Prepaid and other assets                      71                 (133)
     Accounts receivable                           88                1,218
     Payables                                     151                 (133)
     Due to affiliates                              -                3,823
                                         ------------         ------------
        Net cash provided by
          operating activities                    380                4,455

Cash Flows from Investing Activities:
  Purchase of available-for-sale
   securities                                       -               (4,830)
  Note receivable                                   -               (1,400)
  Other                                             -                  (75)
                                         ------------         ------------
        Net cash used in investing
          activities                                -               (6,305)

Cash Flows from Financing Activities:
  Borrowing                                         -                  465
  Payment of debts                                  -                 (343)
  Issuance of preferred shares by
    a subsidiary                                    -                2,230
  Dividend                                       (300)                (300)
                                         ------------         ------------
        Net cash (used in) provided by
         financing activities                    (300)               2,052
                                         ------------         ------------

Increase in cash and cash equivalents              80                  202
Cash and cash equivalents,
  beginning of period                             595                  452
                                         ------------         ------------
Cash and cash equivalents,
  end of period                          $        675         $        654
                                         ============         ============


  The accompanying notes are an integral part of these financial statements.

                           LOGAN INTERNATIONAL CORP.
                  Notes to Consolidated Financial Statements
                              September 30, 1999
                                  (Unaudited)

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

Note 2.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is computed by dividing income or loss available to common shareholders by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 10,837,808 for the nine and three month periods ended September 30, 1999 and 1998, respectively.

Note 3.  Acquisitions and Dispositions
--------------------------------------

Effective December 31, 1998, the Corporation transferred its 50.3% interest in the shares of common stock of Ichor Corporation ("Ichor") to an affiliated party. The Corporation's results of operations for the nine and three month periods ended September 30, 1998 include the results of operations of Ichor.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Logan International Corp. (the "Corporation") for the nine and three month periods ended September 30, 1999 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Effective December 31, 1998, the Corporation transferred its 50.3% interest in the shares of common stock of Ichor Corporation ("Ichor") to an affiliated party. The Corporation's results of operations for the nine and three month periods ended September 30, 1998 include the results of operations of Ichor.

Results of Operations - Nine Months Ended September 30, 1999
------------------------------------------------------------

Revenues decreased to $0.6 million for the nine months ended September 30, 1999 from $1.4 million for the comparable period of 1998, primarily as a result of lower sales of real estate and the disposition of the Corporation's interest in Ichor.

Costs and expenses decreased to $0.5 million for the nine months ended September 30, 1999 from $1.6 million for the nine months ended September 30, 1998, primarily as a result of lower real estate sales and the disposition of the Corporation's interest in Ichor. Interest expense decreased to $0.2 million in the nine months ended September 30, 1999 from $0.3 million in the same period of 1998, primarily as a result of reduced indebtedness in the current period and the sale in the first quarter of 1998 by Ichor of its wholly-owned subsidiary which had financed certain receivables.

Net earnings for the nine months ended September 30, 1999 were $39,000, or a loss of $0.02 per share after dividends on the preferred shares, compared to a net loss of $0.4 million, or $0.05 per share, for the nine months ended September 30, 1998.

Results of Operations - Three Months Ended September 30, 1999
-------------------------------------------------------------

Revenues decreased to $57,000 for the three months ended September 30, 1999 from $0.1 million for the comparable period of 1998, primarily as a result of the disposition of the Corporation's interest in Ichor.

Costs and expenses decreased to $0.1 million for the three months ended September 30, 1999 from $0.5 million for the three months ended September 30, 1998, primarily as a result of the disposition of the Corporation's interest in Ichor. Interest expense decreased marginally to $62,000 in the three months ended September 30, 1999 from $69,000 in the same period of 1998.

The net loss for the three months ended September 30, 1999 was $61,000, or $0.01 per share, compared to $0.5 million, or $0.05 per share, for the three months ended September 30, 1998.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash and cash equivalents of $0.7 million at September 30, 1999, compared to $0.6 million at December 31, 1998.

Continuing operating activities provided cash of $0.4 million in the nine months ended September 30, 1999, compared to $4.5 million in the nine months ended September 30, 1998. A decrease in accounts receivable provided cash of $0.1 million in the nine months ended September 30, 1999, compared to $1.2 million in the same period of 1998. An increase in payables in the nine months ended September 30, 1999 provided cash of $0.2 million, compared to a decrease in same using cash of $0.1 million in the comparative period of 1998. Real estate sales provided cash of $31,000 in the nine months ended September 30, 1999, compared to $0.3 million in the comparative period of 1998.

In the nine months ended September 30, 1999, investing activities had no effect on cash flows. In the nine months ended September 30, 1998, investing activities used cash of $6.3 million, primarily as a result of the purchase of available-for-sale securities.

Financing activities used cash of $0.3 million in the nine months ended September 30, 1999, compared to providing cash of $2.1 million in the nine months ended September 30, 1998. A net increase in indebtedness provided cash of $0.1 million in the nine months ended September 30, 1998. The Corporation paid $0.3 million in dividends on its preferred stock in the nine months ended September 30, 1999 and 1998, respectively.

At September 30, 1999, the Corporation had $1.7 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation. Pursuant to such deeds of trust, the Corporation is obligated to make property tax and assessment payments on the secured properties on a timely basis.

At September 30, 1999, overdue property taxes on the Corporation's properties amounted to $0.1 million. In addition, there were approximately $0.2 million in assessments to local improvement districts ("LIDs"). Overdue property taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if property taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit property taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The following table summarizes the repayment schedule of the Corporation's debt obligations, LIDs and unpaid property taxes at September 30, 1999:

                     Year Ending               Dollars in
                     September 30,             Thousands
                     -------------             ----------

                         2000                  $    1,887
                         2001                          41
                         2002                          41
                         2003                          41
                         2004                          41
                                               ----------
                                               $    2,051
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its annual meeting of shareholders on July 14, 1999. At the meeting, Michael J. Smith was elected a Class I director of the Corporation for a three-year term, as follows:

                                                               ABSTENTIONS AND
                             VOTES FOR     VOTES WITHHELD     BROKER NON-VOTES
                             ---------     --------------     ----------------
Michael J. Smith             5,417,983          9,109                 -

Roland Waldvogel and Leonard Petersen continued their terms as directors of the Corporation.

At the meeting, the shareholders of the Corporation approved an amendment to the Articles of Incorporation of the Corporation to effect a reverse stock split on a three for one basis by a vote of 5,312,832 for, 52,810 against, and 61,450 votes withheld in respect of the resolution relating to the amendment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                           Description
     -------                          -----------

       27              Article 5 - Financial Data Schedule for the 3rd Quarter
                       1999 Form 10-Q.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 11, 1999               LOGAN INTERNATIONAL CORP.


                                       By:      /s/ Michael J. Smith
                                            ----------------------------------
                                            Michael J. Smith, President, Chief
                                            Financial Officer and Director

                                EXHIBIT INDEX

Exhibit Number                   Description
--------------                   -----------

      27               Article 5 - Financial Data Schedule for the 3rd Quarter
                       1999 Form 10-Q.