Form 10-K405
period 1999-12-31
LOGAN INTERNATIONAL CORP/CN
filed 2000-03-30
CIK 948727

==========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                       Commission file number 000-26354

                           TRIMAINE HOLDINGS, INC.
            (Exact name of Registrant as specified in its charter)

             Washington                                   91-1636980
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification  No.)

     Suite 1620, 400 Burrard Street
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $585,380 as of March 24, 2000, computed on the basis of the closing price on such date.

As of March 27, 2000, there were 15,837,808 shares of the Registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1999 Proxy Statement to be filed within 120 days of the period ended December 31, 1999 are incorporated by reference into Part III.

==========================================================================

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

ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . 5

ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 6

                                  PART II
                                  -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 7

ITEM 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . 8

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . 9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . 13

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 13

                                  PART III
                                  --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . 13

ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 13

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 13

                                   PART IV
                                   -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K .  . . . . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                                   PART I
                                   ------

ITEM 1.  BUSINESS

The Corporation

TriMaine Holdings, Inc. (formerly Logan International Corp.) was incorporated in the State of Washington on September 15, 1993 and commenced operations in April 1994. In this document, unless the context otherwise requires, the "Corporation" or "TriMaine" refers to TriMaine Holdings, Inc. and its subsidiary. The Corporation is a subsidiary of MFC Bancorp Ltd. ("MFC"), which owns approximately 81% of the Corporation's shares of common stock. A subsidiary of MFC also owns $6 million of preferred shares in the capital stock of the Corporation.

Business of the Corporation

The Corporation operates in the financial services industry, engaged primarily in the real estate business. All of the Corporation's real estate assets are located in the Puget Sound region of the State of Washington, are undeveloped and a substantial portion are in a pre-development state. TriMaine intends, as opportunities arise, to monetize its real estate assets to finance the acquisition of interests in operating businesses. TriMaine may also acquire additional real estate assets. TriMaine intends to develop some of its undeveloped real estate properties, and in certain instances may participate in development joint venture arrangements as an interim step in the sale or monetization of a property, and will continue pre-development work on the properties to the extent necessary to protect or enhance their value.

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

In December 1998, the Corporation transferred its 50.9% interest in the shares of common stock of ICHOR Corporation ("Ichor") to a wholly-owned subsidiary of MFC.

At December 31, 1999, the Corporation had no full-time employees. The executive officers of the Corporation devote such time to the business of the Corporation as is required.

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

Gig Harbour Property

The Corporation owns approximately 102 acres of undeveloped real property which was, in early 1997, annexed to the City of Gig Harbour, Washington, which is located at the west end of the Tacoma Narrows Bridge from Tacoma, Washington. The annexation provides for much higher intensity development than was allowed under its previous jurisdiction (Pierce County), and opens the way for a new major thoroughfare to be built through the middle of the property that connects State Highway 16 and the North entrance of Gig Harbour. Of the total acreage, 50 acres are now zoned for retail/commercial use, 35 acres for medium density (8 units per acre) residential use and 17 acres for business park/professional office use. The retail portion of the property is under an option agreement for development into a regional shopping center. The Corporation may develop all or a portion of the remaining land through partnerships, joint ventures or other economic associations with local developers. The Corporation's current involvement is limited to pre-development work, including infrastructure (roads, sewer and water services), preliminary permits, market studies, feasibility studies and related activities.

All utilities are available to the site, but the extension of utilities would be required prior to development of the site. In addition, internal roadways will need to be constructed to provide access to the site and the site will require grading prior to development. The Corporation has not determined whether it will be involved in any of the actual site work.
The City of Gig Harbour is planning an extension of a street past the site, which when completed, will provide access to the site from the City of Gig Harbour and State Highway 16. The construction of this street is planned to commence in 2000.

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

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) Market Information. The Corporation's common stock is quoted on the NASD OTC Bulletin Board under the symbol "LGIC". The following table sets forth the quarterly high and low sales price per share of the Corporation's common stock for the periods indicated:

Fiscal Quarter Ended                  High            Low
--------------------                  ----            ---

1998
March 31. . . . . . . . . . . .    $  0.38        $  0.25
June 30 . . . . . . . . . . . .       0.50           0.13
September 30. . . . . . . . . .       0.13           0.13
December 31 . . . . . . . . . .       0.38           0.13

1999
March 31. . . . . . . . . . . .    $  0.38        $  0.16
June 30 . . . . . . . . . . . .       0.25           0.16
September 30. . . . . . . . . .       0.19           0.16
December 31 . . . . . . . . . .       0.25           0.16

(b) Shareholders. At March 27, 2000, the Corporation had approximately 1,624 holders of record of its common stock.

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


                                 For the Year Ended December 31
                        --------------------------------------------------
                          1999      1998      1997     1996(1)     1995(2)
                        --------   --------  -------  ---------   --------
                         (dollars in thousands, except per share amounts)
OPERATING DATA
Sales of real estate    $    225   $  1,016   $  3,250  $  3,627  $     -
Other income                 361        625        252       191       93
General and
  administrative expenses    409      1,152      1,166     1,052    2,598
Interest expense             861        360        949       325      808
Income (loss) from
  continuing operations    4,822        466        411        (5)  (3,313)
Net income (loss)          4,822        466     (2,618)      252   (2,337)

COMMON SHARE DATA(3)
Income (loss) from
  continuing operations
  per common share          0.42       0.02       0.01     (0.03)   (0.51)
Net income (loss) per
  common share              0.42       0.02      (0.27)     0.01    (0.36)
Weighted average common
  shares outstanding
  (in thousands)          10,893     10,838     10,838     6,862    6,513

BALANCE SHEET DATA
Working capital            4,080     (2,287)     3,774     7,162    3,896
Total assets              17,843     16,083     15,760    19,315    9,907
Long-term obligations          0          0        646       327      646
Total stockholders'
  equity                  14,885      8,705      9,392    12,249    3,524

-----------------
(1) Includes an extraordinary item related to the early extinguishment of debt totaling $257,000 ($0.04 per common share).
(2) Includes an extraordinary item related to the early extinguishment of debt totaling $976,000 ($0.15 per common share).
(3)  Basic and diluted common share data is the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 1999, 1998 and 1997, respectively, should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included elsewhere herein.

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

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

Revenues for the year ended December 31, 1999 increased to $5.6 million from $3.1 million for the year ended December 31, 1998. In the year ended December 31, 1999, the Corporation sold real estate for $0.2 million, compared to $1.0 million in the comparative period of 1998. In the current period, the Corporation reported a gain on disposal of a former subsidiary, Ichor, of $5.0 million, compared to a non-cash accounting gain on disposal of subsidiaries of $1.4 million in 1998.

Costs and expenses for the year ended December 31, 1999 decreased to $1.4 million from $2.5 million for the year ended December 31, 1998. The cost of real estate sold and related selling costs decreased to $0.1 million in the year ended December 31, 1999 from $0.9 million in the comparable period of 1998, primarily as a result of a reduction in the sale of real estate. Interest expense increased to $0.8 million in the year ended December 31, 1999 from $0.4 million in the same period of 1998, primarily as a result of increased indebtedness. General and administrative expenses decreased to $0.4 million in the year ended December 31, 1999, compared to $1.2 million in the year ended December 31, 1998.

The Corporation had net income of $4.8 million, or $0.42 per share, in the year ended December 31, 1999. In the year ended December 31, 1998, the Corporation had net income of $0.5 million, or $0.02 per share.

Results of Operations for the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

Revenues for the year ended December 31, 1998 decreased to $3.1 million from $3.5 million for the year ended December 31, 1997. In the year ended December 31, 1998, the Corporation sold real estate for $1.0 million, compared to $3.3 million in the comparative period of 1997. In the year ended December 31, 1998, the Corporation reported a non-cash accounting gain on disposal of subsidiaries of $1.4 million. Effective March 31, 1998, the Corporation's then 50.9% owned subsidiary, Ichor, sold its wholly-owned subsidiary, ICHOR Services, Inc. ("Services"), and recognized a non-cash accounting gain on the sale as a result of the disposal of net liabilities of Services. Effective December 31, 1998, the Corporation transferred its holdings of shares of common stock of Ichor.

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

Liquidity and Capital Resources

The Corporation had cash of $2.1 million at December 31, 1999, compared to $0.6 million at December 31, 1998.

Net cash used by operating activities was $5.4 million in the year ended December 31, 1999, compared to $4.5 million in the year ended December 31, 1998. Repayment to a subsidiary of MFC used cash of $4.9 million in the year ended December 31, 1999, compared to borrowings from subsidiaries of MFC providing cash of $4.4 million in the comparable period of 1998. A decrease in accounts and notes receivable provided cash of $0.1 million in the year ended December 31, 1999, compared to $0.6 million in the same period of 1998. Sales of and a decrease in real estate held for development and sale provided cash of $19,000 in the year ended December 31, 1999, compared to $0.8 million in the year ended December 31, 1998.

Proceeds from the sale of investments provided cash of $5.0 million in the year ended December 31, 1999, compared to providing no revenue in the comparable period of 1998.

Financing activities provided cash of $1.9 million in the year ended December 31, 1999, compared to providing cash of $2.0 million in the year ended December 31, 1998. A net increase in indebtedness provided cash of $0.3 million in the year ended December 31, 1999, compared to $25,000 in the comparative period of 1998. The Corporation paid $0.3 million in dividends on its preferred stock in the years ended December 31, 1999 and 1998, respectively.

At December 31, 1999, the Corporation had $2.1 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation. Pursuant to such deeds of trust, the Corporation is obligated to make property tax and assessment payments on the secured properties on a timely basis.

At December 31, 1999, overdue property taxes on the Corporation's properties amounted to $0.1 million. In addition, there were approximately $0.2 million in assessments to local improvement districts ("LIDs"). Overdue property taxes and LIDs accrue interest at approximately 12% per annum. Under Washington State law, if property taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit property taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The Corporation has no commitments for capital expenditures in relation to its undeveloped real estate, although it may need to provide funds for pre-development work on certain parcels in order to enhance their marketability and sale value.

The Corporation believes that its assets should enable the Corporation to meet its current ongoing liquidity requirements.

Year 2000

The Company has not experienced any difficulties associated with the changeover to the year 2000. While management of the Company believes that it took adequate steps to address the year 2000 issue, and the Company is not aware of any difficulties experienced by its clients associated with the changeover to the year 2000, there can be no assurance that difficulties associated with the year 2000 issue may not arise in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from changes in interest rates, foreign currency exchange rates and equity prices which may affect its results of operations and financial condition. The Company manages these risks through internal risk management policies which are administered by management committees. The Company does not enter into derivative contracts for its own account to hedge against these risks.

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. The Company's financial instruments which may be sensitive to interest rate fluctuations are investments and debt obligations. The following table provides information about the Company's exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 1999 and expected cash flows from these instruments:


                     Carrying    Fair              Expected Future Cash Flow
                                         -----------------------------------------------------
                       Value     Value   2000    2001    2002    2003    2004      Thereafter
                     --------   -------  ------  ------  ------  ------  ------   ------------
                                                 (thousands)
Investments(1)       $ 6,200    $ 6,200  $    0  $  0    $  0    $  0    $  0      $  6,200
Debt obligations(2)    2,065      2,065   2,065     0       0       0       0             0

------------
(1)  Investments consist of equity securities.
(2)  Debt obligations consist of the Company's notes and other payables.

Foreign Currency Exchange Rate Risk

The reporting currency of the Company is the U.S. dollar. The Company holds certain financial instruments denominated in Canadian dollars. A depreciation of such currencies against the U.S. dollar will decrease the fair value and an appreciation of such currencies against the U.S. dollar will increase the fair value of such financial instruments. The Company's financial instruments which may be sensitive to foreign currency exchange rate fluctuations are investments. The following table provides information about the Company's exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 1999 and expected cash flows from these instruments:


                     Carrying    Fair              Expected Future Cash Flow
                                         -----------------------------------------------------
                       Value     Value   2000    2001    2002    2003    2004      Thereafter
                     --------   -------  ------  ------  ------  ------  ------    -----------
                                                 (thousands)
Investments(1)       $ 6,367    $ 6,367  $    0  $  0    $  0    $  0    $  0      $  6,367

------------
(1) Investments consist of equity securities, which are primarily denominated in Canadian dollars.

Equity Price Risk

Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. The Company's financial instruments which may be sensitive to fluctuations in equity prices are investments. The following table provides information about the Company's exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations and expected cash flows from these instruments.


                     Carrying    Fair              Expected Future Cash Flow
                                         -----------------------------------------------------
                       Value     Value   2000    2001    2002    2003    2004      Thereafter
                     --------   -------  ------  ------  ------  ------  ------   ------------
                                                 (thousands)
Investments(1)       $10,805    $10,805  $  0    $  0    $  0    $  0    $  0      $ 10,805

------------
(1) Investments consist of equity securities.

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

     3.2  Amendment to Articles of Incorporation dated November 5,
          1993.(1)

     3.3  Amendment to Articles of Incorporation dated April 22, 1994.(1)

     3.4  Amendment to Articles of Incorporation dated April 14, 1995.(1)

     3.5 Amendment to Articles of Incorporation dated July 10, 1996. Incorporated by reference to the Corporation's Form 8-K dated June 27, 1996.

     3.6 Amendment to Articles of Incorporation dated March 23, 2000. Incorporated by reference to the Corporation's Form 8-K dated March 29, 2000.

     3.7  Bylaws.(1)

     10.1 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated September 30, 1997.(2)

     10.2 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated February 20, 1998.(2)

     10.3 Purchase Agreement between the Corporation and MFC Merchant Bank S.A. dated January 4, 1999. Incorporated by reference to the
          Schedule 13D/A with respect to shares of Ichor dated January 4, 1999.

     21   List of subsidiaries of the Registrant.

     27   Article 5 - Financial Data Schedule for the year ended December
          31, 1999.

     ------------
     (1) Incorporated by reference to the Corporation's Registration Statement on Form 10-SB.
     (2) Incorporated by reference to the Schedule 13D/A with respect to shares of Ichor dated March 13, 1998.

(b)  Reports on Form 8-K

None.

----------------------------------------------------------------------------
PETERSON SULLIVAN P.L.L.C.
601 UNION STREET  SUITE 2300  SEATTLE WA  98101  (206) 382-7777 FAX 382-7700
                         CERTIFIED PUBLIC ACCOUNTANTS



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



To the Board of Directors and Shareholders
Logan International Corp.



We have audited the accompanying consolidated balance sheets of Logan International Corp. and subsidiary as of December 31, 1999 and 1998, and the related statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logan International Corp. and its subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.



/s/ Peterson Sullivan P.L.L.C.
March 1, 2000
Seattle, Washington

                   LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and 1998
                           (In Thousands of Dollars)

         ASSETS                                     1999          1998
                                                 ----------    ----------
Current Assets
  Cash                                           $    2,072    $      595
  Receivables from affiliates                           489           417
  Real estate held for development and sale           3,766         3,785
  Deferred tax asset                                    601             -
  Other assets                                          110           294
                                                 ----------    ----------

         Total current assets                         7,038         5,091

Investments                                          10,805        10,992
                                                 ----------    ----------
                                                 $   17,843    $   16,083
                                                 ==========    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $      479    $      323
  Accrued liabilities                                   139           139
  Due to affiliates                                       -         4,900
  Debt                                                2,340         2,016
                                                 ----------    ----------

         Total current liabilities                    2,958         7,378

Shareholders' Equity
  Preferred stock, Series B, $.01 par value,
    100,000 shares authorized, 60,000 issued and
    outstanding at December 31, 1999 and 1998             1             1
  Common stock, $.01 par value, 100,000,000
    shares authorized, 15,837,808 and 10,837,808
    issued and outstanding at December 31, 1999
    and 1998                                            158           108
Additional paid-in capital                           16,468        14,673
Retained deficit                                       (708)       (5,230)
Accumulated other comprehensive loss                 (1,034)         (847)
                                                 ----------    ----------

                                                     14,885         8,705
                                                 ----------    ----------
                                                 $   17,843    $   16,083
                                                 ==========    ==========


The accompanying notes are an integral part of these financial statements.

                   LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1999, 1998 and 1997
             (In Thousands of Dollars, Except Earnings Per Share)

                                           1999        1998        1997
                                          -------     -------     -------
Revenue
  Sales of real estate                    $   225     $ 1,016     $ 3,250
  Gain on disposals of former
    subsidiaries                            5,040       1,419           -
  Other                                       361         625         252
                                          -------     -------     -------

                                            5,626       3,060       3,502
Costs and expenses
  Cost of real estate sold and related
    selling costs                              95         939       1,944
  General and administrative                  409       1,152       1,166
  Interest                                    861         360         949
                                          -------     -------     -------

                                            1,365       2,451       4,059
                                          -------     -------     -------
Income (loss) from continuing
  operations before income tax benefit,
  minority interest and discontinued
  operations                                4,261         609        (557)

Deferred income tax benefit                   561           -           -
                                          -------     -------     -------

Income (loss) from continuing operations
  before minority interest and
  discontinued operations                   4,822         609        (557)

Minority interest                               -        (143)        968
                                          -------     -------     -------

Income from continuing operations           4,822         466         411

Discontinued operations (any tax benefits
  from losses were fully reserved)
  Loss from operation of environmental
    remediation services segment                -           -        (430)
  Loss from operation of waste oil
    recycling facility                          -           -      (1,224)
  Loss on sale of waste oil recycling
    facility                                    -           -      (1,375)
                                          -------     -------     -------

Loss from discontinued operations               -           -      (3,029)
                                          -------     -------     -------

         Net income (loss)                $ 4,822     $   466     $(2,618)
                                          =======     =======     =======

Basic earnings (loss) per common share
  Income from continuing operations       $   .42     $   .02     $   .01
  Discontinued operations                       -           -        (.28)
                                          -------     -------     -------

         Net income (loss) per common
           share                          $   .42     $   .02     $  (.27)
                                          =======     =======     =======


The accompanying notes are an integral part of these financial statements.

                  LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             For the Years Ended December 31, 1999, 1998 and 1997
                        (In Thousands of Dollars)

                                           1999        1998        1997
                                          -------     -------     -------
Net income (loss)                         $ 4,822     $   466     $(2,618)

Other comprehensive loss, net of tax
  Unrealized holding losses on
  securities arising during the
  period                                     (187)       (853)        (66)
                                          -------     -------     -------

Comprehensive income (loss)               $ 4,635     $  (387)    $(2,684)
                                          =======     =======     =======


The accompanying notes are an integral part of these financial statements.

                          LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the Years Ended December 31, 1999, 1998 and 1997
                                 (In Thousands of Dollars)

                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive
                                    Number of                                     Income (Loss),
                Number of           Preferred   Preferred  Additional              Unrealized
                 Common    Common    Shares,     Shares,    Paid-in    Retained   Income (Loss)
                 Shares    Shares   Series B    Series B    Capital     Deficit   on Securities    Total
                ---------  ------   ---------   ---------  ----------  --------   --------------   ------
Balance as at
  December 31,
  1996             10,837,808   $   108      60,000     $       1    $   14,673    $  (2,605)   $             72    $12,249

Current period
  change in other
  comprehensive
  loss                      -         -           -             -             -            -                 (66)       (66)

Net loss for the
  year                      -         -           -             -             -       (2,618)                  -     (2,618)

Dividend                    -         -           -             -             -         (173)                  -       (173)
                   ----------  --------    --------     ---------    ----------    ---------    ----------------    -------

Balance at
  December 31,
  1997            10,837,808        108      60,000             1        14,673       (5,396)                  6      9,392

Current period
  change in other
  comprehensive
  loss                     -          -           -             -             -            -                (853)      (853)

Net income for
  the year                 -          -           -             -             -          466                   -        466

Dividend                   -          -           -             -             -         (300)                  -       (300)
                  ----------  ---------    --------     ---------    ----------    ---------    ----------------    -------

Balance at
  December 31,
  1998            10,837,808        108      60,000             1        14,673       (5,230)               (847)     8,705

Sale of common
  shares           5,000,000         50           -             -         1,795            -                   -      1,845

Current period
  change in other
  comprehensive
  loss                     -          -           -             -             -            -                (187)      (187)

Net income for
  the year                 -          -           -             -             -        4,822                   -      4,822

Dividend                   -          -           -             -             -         (300)                  -       (300)
                  ----------  ---------    --------     ---------    ----------    ---------    ----------------    -------

Balance at
  December 31,
  1999            15,837,808  $     158      60,000     $       1    $   16,468    $    (708)   $         (1,034)   $14,885
                  ==========  =========    ========     =========    ==========    =========    ================    =======


The accompanying notes are an integral part of these financial statements.

                 LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 1999, 1998 and 1997
                       (In Thousands of Dollars)

                                           1999        1998        1997
                                          -------     -------     -------
Cash Flows from Operating Activities
  Net income (loss)                       $ 4,822     $   466     $(2,618)
    Adjustments to reconcile net income
      (loss) to net cash flows from
      operating activities
      Gain on disposal of former
        subsidiaries                       (5,040)     (1,419)          -
      Net assets of discounted
        segments                                -           -       2,723
      Change in operating assets and
        liabilities
        Cash held in escrow                     -         145         637
        Real estate held for development
          and sale                             19         759       1,542
        Deferred tax asset                   (601)          -           -
        Accounts and notes receivable         103         613      (2,247)
        Accounts payable and accrued
          liabilities                         156        (524)       (621)
        Amount due to affiliates           (4,900)      4,434       1,185
        Other                                   8          (6)        240
                                          -------     -------     -------

         Net cash flows from operating
           activities                      (5,433)      4,468         841

Cash Flows from Investing Activities
  Proceeds from sale of investments         5,040           -           -
  Purchases of investments                      -      (4,880)          -
  Increase in note receivable                   -      (1,400)          -
                                          -------     -------     -------

         Net cash flows from investing
           activities                       5,040      (6,280)          -

Cash Flows from Financing Activities
  Proceeds from debt                          400         465       2,180
  Payment of debt                             (75)       (440)     (3,205)
  Proceeds from common stock issuance       1,845           -           -
  Proceeds from preferred stock
    issuance by a subsidiary                    -       2,230           -
  Dividend                                   (300)       (300)       (173)
                                          -------     -------     -------

         Net cash flows from financing
           activities                       1,870       1,955      (1,198)
                                          -------     -------     -------

         Net increase (decrease) in cash    1,477         143        (357)

Cash, beginning of year                       595         452         809
                                          -------     -------     -------

Cash, end of year                         $ 2,072     $   595     $   452
                                          =======     =======     =======


The accompanying notes are an integral part of these financial statements.

                 LOGAN INTERNATIONAL CORP. AND SUBSIDIARY
                       NOTES TO FINANCIAL STATEMENTS
            (In Thousands of Dollars, Except for Per Share Amounts)



Note 1.  Nature of Operations and Significant Accounting Policies

Nature of Operations
--------------------

Logan International Corp. ("the Company"; name changed on March 23, 2000, to TriMaine Holdings, Inc.) is in the financial services industry which currently includes investments in real estate. The Company is a 81% - owned subsidiary of MFC Bancorp Ltd. ("MFC").

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

Investments
-----------

The Company holds certain of its marketable investments as available-for-sale securities which are stated at fair value. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of comprehensive income until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses. Investments in nonmarketable securities (consisting of preferred stock of MFC) are stated at the lower of cost or net realizable value.

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

Earnings Per Share
------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares; however, there were no dilutive securities for 1999, 1998 and 1997.

The weighted average number of shares outstanding was 10,892,603 for the year ended December 31, 1999 and 10,837,808 for the years ended December 31, 1998 and 1997. The income or (loss) from continuing operations to compute the amount attributable to common shareholders includes the recognition of preferred stock dividends in arrears of $300 for each of the years ended December 31, 1999 and 1998, respectively, and $173 for the year ended December 31, 1997.

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

Segment Information
-------------------

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

New Accounting Standard
-----------------------

Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" defers the effective date of FASB No. 133. Because the Company does not engage in any derivatives or hedging activities, there should be no impact on its consolidated financial statements.



Note 2.  Discontinued Operations

During 1997, a former subsidiary, Ichor Corporation ("Ichor"), sold its remediation services segment for $147 in cash. As part of the sale transaction, current assets and liabilities of the segment were retained. Also, in 1997, Ichor sold all of its waste oil facility assets for $320 in cash plus a note for $680 (a non-cash transaction) which was paid in 1999. Both segments were accounted for as discontinued operations in 1997.

A subsidiary of Ichor was sold in 1998 at a non-cash accounting gain of $437. The gain resulted from the assumption of the subsidiary's liabilities by the third party purchaser.

Effective December 31, 1998, the Company transferred all of its shares of common stock in Ichor to a wholly-owned subsidiary of MFC. As a result of the transaction, the Company had a net noncash accounting gain of $982 in 1998. As part of this transaction, the Company was to receive part of the net proceeds from any sales of the shares. During 1999, the Company received $5,040 from the sales of these shares which was included in revenue. Of this amount, $4,565 was from affiliates.

Note 3.  Investments

The Company has investments in available-for-sale securities which have been classified as long-term at December 31, 1999, 1998 and 1997. These securities may be summarized as follows:


                                           1999        1998        1997
                                          -------     -------     -------
Fair value of securities at
  December 31(of which $4,438 and
  $4,563 represent 500,000 shares of
   MFC common stock for 1999 and
  1998, respectively)                     $ 4,605     $ 4,792     $   814
Cost of securities at December 31
  (of which $4,830 represents 500,000
  shares of MFC common stock for 1999
  and 1998)                                 5,639       5,639         808
                                          -------     -------     -------

Unrealized (loss) gain in other
  comprehensive income at December 31     $(1,034)    $  (847)    $     6
                                          =======     =======     =======

Included in long-term investments are 82,200 MFC Class A Preferred Shares, Series 1, carried at the original cost of $6,200. Since no trading market exists for these shares, management believes the fair value is equal to cost based on the book value of the investee. Each preferred share is convertible into 17.39 shares of MFC common stock, has an annual dividend rate of $3.65 per share, is redeemable at any time, and is retractable after 2002 subject to certain conditions. The Company received $274, $290 and $172 in dividends in 1999, 1998 and 1997, respectively, on these shares.



Note 4.  Debt




                                                    1999          1998
                                                 ----------    ----------
Nonrecourse notes payable collateralized
  by real estate:

  Interest at 15%; due June 30, 2000             $   1,035     $   1,035

  Interest at 15%; due June 30, 2000                   850           450

  Interest at 12%; due June 30, 2000                   170           170

Other                                                   10            10
                                                 ---------     ---------
                                                 $   2,065     $   1,665
                                                 =========     =========

In addition to notes payable, the Company also has an assessment due to a local improvement district ("LID") and unpaid property taxes that total $275 and $351 at December 31, 1999 and 1998, respectively, which are priority liens on real estate. These amounts along with the nonrecourse of notes payable have been combined and are classified as current liabilities.

Based on borrowing rates available to the Company for debt with similar terms and average maturities, management believes that the fair value of the Company's debt approximates the amounts disclosed in this note.

Cash paid for interest during the years ended December 31, 1999, 1998 and 1997, was $867, $528 and $598, respectively.



Note 5.  Preferred Stock

The Company's Preferred Shares, Series B are voting and require that dividends be paid annually at 5% in arrears on December 31 (amounting to approximately $300 at December 31, 1999). Should dividends not be paid as required, interest at 8% is to be accrued on the unpaid amount. The Company may redeem these shares at any time at an aggregate price which includes all unpaid dividends, accrued interest and a redemption premium of 10% based on the amount paid for the shares. Upon liquidation, these shares are entitled to receive the same amounts as redemption in priority to the common or other shares. As long as any of the Preferred Shares, Series B remain outstanding, the Company cannot pay dividends on common or other junior shares, redeem less than all of these shares or issue additional preferred stock unless all unpaid dividends including interest have been paid. In any event, no shares may be issued in priority to the Preferred Shares, Series B without the approval of the preferred shareholders. All 60,000 issued and outstanding shares are held by a subsidiary of MFC.

Note 6.  Income Tax

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory rate to the Company's effective tax for years ended December 31 is as follows:


                                           1999        1998        1997
                                          -------     -------     -------
Tax at U.S. statutory rate                $ 1,449     $   158     $   139

Minority interest                               -          49        (329)

Tax basis in disposed shares                 (732)          -           -

Permanent difference associated with
  the gain on disposal of subsidiary            -        (334)          -

(Decrease) increase in valuation
  allowance                                (1,185)         66         213

Other                                         (93)         61         (23)
                                          -------     -------     -------
                                          $  (561)    $     -     $     -
                                          =======     =======     =======

The significant components of the Company's deferred tax asset is as follows:


                                                    1999          1998
                                                 ----------    ----------
Available net operating loss
  carryforwards                                  $   163       $   746

Tax basis in real estate acquired in
  excess of carrying value                           438           439
                                                 -------       -------
                                                     601         1,185

Valuation allowance                                    -        (1,185)
                                                 -------       -------
Net deferred tax asset                           $   601       $     -
                                                 =======       =======

The Company's net operating loss carryforwards of $480 will expire in the years ending December 31, 2011 and 2018 at $181, and $299, respectively. The utilization of these losses is subject to annual limitations due to the Internal Revenue Code.

Any tax benefits resulting from the determination of other comprehensive income have been fully reserved. Even though realization is not assured, management believes that it is more likely than not that the Company's deferred tax asset above will be realized.



Note 7.  Real Estate Transactions

The Company has an option agreement to sell approximately 46 acres out of a larger parcel of real estate held for sale for approximately $7,300 which expires August 30, 2000, as extended, for a fee of $50.

Note 8.  Transactions With Affiliates

At December 31, 1998, due to affiliates included $4,900 payable to another subsidiary of MFC. This amount was repaid on December 31, 1999. The Company paid interest of $600 during 1999 on this advance.

MFC charged the Company a management fee of $300 during 1999.

During 1999, the Company sold 5,000,000 of its common shares to another subsidiary of MFC for $1,845 in cash.

The Company has receivables from affiliates of $489 and $417 at December 31, 1999 and 1998, respectively. Management estimates that the fair value of the receivables approximates carrying value based on similar transactions in the market.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2000        TRIMAINE HOLDINGS, INC.

                             By:  /s/ Michael J. Smith
                                --------------------------------------
                                Michael J. Smith
                                President, Chief Financial Officer and
                                Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael J. Smith             Date:  March 30, 2000
------------------------------
Michael J. Smith
President, Chief Financial Officer and
Director


/s/ Roy Zanatta                  Date:  March 30, 2000
------------------------------
Roy Zanatta
Director


/s/ Simon Law                    Date:  March 30, 2000
------------------------------
Simon Law
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

      3.2               Amendment to Articles of Incorporation dated
                        November 5, 1993.(1)

      3.3               Amendment to Articles of Incorporation dated April
                        22, 1994.(1)

      3.4               Amendment to Articles of Incorporation dated April
                        14, 1995.(1)

      3.5 Amendment to Articles of Incorporation dated July 10, 1996. Incorporated by reference to the Corporation's Form 8-K dated June 27, 1996.

      3.6 Amendment to Articles of Incorporation dated March 23, 2000. Incorporated by reference to the Corporation's Form 8-K dated March 29, 2000.

      3.7               Bylaws.(1)

     10.1 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated September 30, 1997.(2)

     10.2 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated February 20, 1998.(2)

     10.3 Purchase Agreement between the Corporation and MFC Merchant Bank S.A. dated January 4, 1999.
                        Incorporated by reference to the Schedule 13D/A with respect to shares of Ichor dated January
                        4, 1999.

     21                 List of subsidiaries of the Registrant.

     27                 Article 5 - Financial Data Schedule for the year
                        ended December 31, 1999.
-------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form 10-SB.
(2) Incorporated by reference to the Schedule 13D/A with respect to shares of Ichor dated March 13, 1998.