Form 10-Q
period 2000-03-31
TRIMAINE HOLDINGS INC
filed 2000-05-12
CIK 948727

==========================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

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

                            6 Rue Charles-Bonnet
                          1206 Geneva, Switzerland
                 (Address of principal executive offices)

                              (41 22) 818-2999
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---    ---
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                           Outstanding at May 10, 2000
             -----                           --------------------------

      Common Stock, $0.01                             15,837,808
          par value


==========================================================================

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


                      PART I.  FINANCIAL INFORMATION
                               ---------------------
ITEM 1.  FINANCIAL STATEMENTS




                           TRIMAINE HOLDINGS, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 (Unaudited)

                           TRIMAINE HOLDINGS, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)
                           (Dollars in thousands)

                                         March 31, 2000 December 31, 1999
                                         -------------- -----------------
                                   ASSETS
Current Assets
 Cash and cash equivalents               $       1,971  $        2,072
 Receivable from affiliates                        445             489
 Real estate held for development
  and sale                                       3,779           3,766
 Deferred tax asset                                601             601
  Other assets                                      16             110
                                         -------------  --------------
      Total current assets                       6,812           7,038

Investments                                     10,040          10,805
                                         -------------  --------------
                                         $      16,852  $       17,843
                                         =============  ==============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
 Accounts payable                        $         435  $          479
 Accrued liabilities                               139             139
 Debt                                            2,346           2,340
                                         -------------  --------------
      Total current liabilities                  2,920           2,958


Shareholders' Equity
 Preferred stock                                     1               1
 Common stock                                      158             158
 Additional paid-in capital                     16,468          16,468
 Retained deficit                                 (901)           (708)
 Accumulated other comprehensive loss           (1,794)         (1,034)
                                         -------------  --------------
      Total equity                              13,932          14,885
                                         -------------  --------------
                                         $      16,852  $       17,843
                                         =============  ==============



The accompanying notes are an integral part of these financial statements.

                           TRIMAINE HOLDINGS, INC.
              Consolidated Statements of Operations and Deficit
                                 (Unaudited)
               (Dollars in thousands, except per share amounts)


                                           For the Three   For the Three
                                           Months Ended    Months Ended
                                           March 31, 2000  March 31, 1999
                                           --------------  --------------

Revenues
 Dividend income                           $          281  $          274
 Loss on sale of investment                            (5)              -
 Other                                                 50               6
                                           --------------  --------------
                                                      326             280
                                           --------------  --------------

Costs and expenses
 General and administrative                           134              90
 Real estate taxes                                      5               5
 Interest                                              80              66
                                           --------------  --------------
                                                      219             161
                                           --------------  --------------

Net income                                            107             119

Deficit, beginning of period                         (708)         (5,230)
Dividends paid on preferred shares                   (300)           (300)
                                           --------------  --------------
Deficit, end of period                     $         (901) $       (5,411)
                                           ==============  ==============

Basic and diluted earnings per share       $         0.00  $         0.00
                                           ==============  ==============


The accompanying notes are an integral part of these financial statements.

                           TRIMAINE HOLDINGS, INC.
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)
                           (Dollars in thousands)

                                           For the Three   For the Three
                                           Months Ended    Months Ended
                                           March 31, 2000  March 31, 1999
                                           --------------  --------------

Net Income                                 $          107  $          119

Other comprehensive loss
  Unrealized loss on securities                      (760)         (1,142)
                                          ---------------   -------------
Total comprehensive loss                  $          (653)  $      (1,023)
                                          ===============   =============



The accompanying notes are an integral part of these financial statements.

                           TRIMAINE HOLDINGS, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (Dollars in thousands)


                                          For the Three   For the Three
                                          Months Ended    Months Ended
                                          March 31, 2000  March 31, 1999
                                          --------------  --------------

Cash Flows from Operating Activities
 Net income from operations               $          107  $          119
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Loss on sale of investment                          5               -
   Amortization                                       17               8

 Change in current assets and
  liabilities
   Real estate held for development
    and sale                                         (13)            (16)
   Prepaid and other assets                           77              61
   Receivable from affiliates                         44             160
   Payables                                          (44)              -
   Other                                               6              14
                                          --------------  --------------
   Net cash provided by operating
    activities                                       199             346

Cash Flows from Investing Activities                   -               -
                                          --------------  --------------
   Net cash provided by investing
    activities                                         -               -

Cash Flows from Financing Activities:
   Dividend                                         (300)          (300)
                                          --------------  -------------
   Net cash used in financing activities            (300)          (300)
                                          --------------  -------------

Increase (decrease) in cash and cash
 equivalents                                        (101)            46

Cash and cash equivalents, beginning
 of period                                         2,072            595
                                          --------------  -------------
Cash and cash equivalents, end of period  $        1,971  $         641
                                          ==============  =============



The accompanying notes are an integral part of these financial statements.

                           TRIMAINE HOLDINGS, INC.
                 Notes to Consolidated Financial Statements
                               March 31, 2000
                                 (Unaudited)

Note 1.  Basis of Presentation

The interim period consolidated financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and accompanying notes included in the Registrant's latest annual report on Form 10-K for the year ended December 31, 1999. In the opinion of the Registrant, the unaudited consolidated financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding were 15,837,808 and 10,837,808 for the three months ended March 31, 2000 and 1999, respectively.

                      PART I.  FINANCIAL INFORMATION
                               ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the three months ended March 31, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Three Months Ended March 31, 2000

Revenues were $0.3 million for the three months ended March 31, 2000 and 1999, respectively, primarily as a result of dividends received on shares held by the Corporation.

Costs and expenses for the three months ended March 31, 2000 and 1999, respectively, were $0.2 million. Interest expense increased to $80,000 in the three months ended March 31, 2000 from $66,000 in the same period of 1999, primarily as a result of increased indebtedness in the current period.

Net income in the three months ended March 31, 2000 and 1999, respectively, was $0.1 million, or $0.00 per share.

Liquidity and Capital Resources

The Corporation had cash and cash equivalents of $2.0 million at March 31, 2000 and December 31, 1999, respectively.

Continuing operating activities provided cash of $0.2 million in the three months ended March 31, 2000, compared to $0.3 million in the three months ended March 31, 1999. A decrease in receivables from affiliates provided cash of $44,000 in the three months ended March 31, 2000, compared to $0.2 million in the same period of 1999. A decrease in payables in the three months ended March 31, 2000 used cash of $44,000.

Financing activities used cash of $0.3 million in the three months ended March 31, 2000 and 1999, respectively. The Corporation paid $0.3 million in dividends on its preferred stock in the three months ended March 31, 2000 and 1999, respectively.

At March 31, 2000, the Corporation had $2.1 million in outstanding notes which are secured by deeds of trust on a portion of the Corporation's real estate assets and are non-recourse to the Corporation. Pursuant to such deeds of trust, the Corporation is obligated to make property tax and assessment payments on the secured properties on a timely basis.

At March 31, 2000, overdue property taxes on the Corporation's properties amounted to $0.1 million. In addition, there were approximately $0.2 million in assessments to local improvement districts ("LIDs"). Overdue property taxes and LIDs accrue interest at approximately 12% per annum. Under

Washington State law, if property taxes or LIDs remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit property taxes to remain overdue, but may pay such taxes and LIDs as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The Corporation has no commitments for capital expenditures in relation to its undeveloped real estate, although it may need to provide funds for pre-development work on certain parcels in order to enhance their marketability and sale value.

The Corporation believes that its assets should enable the Corporation to meet its current ongoing liquidity requirements.

Year 2000

The Corporation has not experienced any difficulties associated with the changeover to the year 2000. While management of the Corporation believes that it took adequate steps to address the year 2000 issue, and the Corporation is not aware of any difficulties experienced by its clients associated with the changeover to the year 2000, there can be no assurance that difficulties associated with the year 2000 issue may not arise in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1999 for information concerning market risk.

                         PART II.  OTHER INFORMATION
                                   -----------------
ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1999 for information concerning legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number                              Description
-------                             -----------

   27           Article 5 - Financial Data Schedule for the 1st Quarter
                2000 Form 10-Q.

(b)  Reports on Form 8-K

The Corporation filed the following reports with respect to the indicated items:

Form 8-K dated March 23, 2000:
      Item 5.  Other Events.

                               SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 10, 2000

                                TRIMAINE HOLDINGS, INC.


                                By:     /s/ Michael J. Smith
                                        --------------------
                                        Michael J. Smith, President, Chief
                                        Financial Officer and Director

                              EXHIBIT INDEX


Exhibit Number                      Description
--------------                      -----------
   27           Article 5 - Financial Data Schedule for the 1st Quarter
                2000 Form 10-Q.