Form 10-Q
period 2000-06-30
TRIMAINE HOLDINGS INC
filed 2000-08-14
CIK 948727

==========================================================================


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

                            (41 22) 818-2999
          (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

            Class                            Outstanding at August 8, 2000
            -----                            -----------------------------
      Common Stock, $0.01                               15,837,808
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


                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                            TRIMAINE HOLDINGS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (Unaudited)

                              TRIMAINE HOLDINGS, INC.
                            Consolidated Balance Sheets
                                    (Unaudited)
                              (Dollars in thousands)

                                        June 30, 2000   December 31, 1999
                                        -------------   -----------------
                                  ASSETS
Current Assets
  Cash and cash equivalents             $       1,932   $           2,072
  Accounts receivable                           1,905                   -
  Receivable from affiliates                      445                 489
  Real estate held for development
    and sale                                    2,151               3,766
  Deferred tax asset                              333                 601
  Other assets                                     19                 110
                                        -------------   -----------------
       Total current assets                     6,785               7,038

Investments                                    10,116              10,805
                                        -------------   -----------------
                                        $      16,901   $          17,843
                                        =============   =================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable                      $         494   $             479
  Accrued liabilities                             139                 139
  Debt                                            128               2,340
                                        -------------   -----------------
       Total current liabilities                  761               2,958


Shareholders' Equity
  Preferred stock                                   1                   1
  Common stock                                    158                 158
  Additional paid-in capital                   16,468              16,468
  Retained earnings (deficit)                     647                (708)
  Accumulated other comprehensive loss         (1,134)             (1,034)
                                        -------------   -----------------
       Total equity                            16,140              14,885
                                        -------------   -----------------
                                        $      16,901   $          17,843
                                        =============   =================


The accompanying notes are an integral part of these financial statements.

                           TRIMAINE HOLDINGS, INC.
     Consolidated Statements of Operations and Retained Earnings (Deficit)
                                 (Unaudited)
              (Dollars in thousands, except per share amounts)

                                            For the Six     For the Six
                                            Months Ended    Months Ended
                                            June 30, 2000   June 30, 1999
                                            -------------   -------------
Revenues
  Sale of real estate                         $     4,542     $       225
  Dividend income                                     281             274
  Loss on sale of investment                           (5)              -
  Other                                               108              13
                                              -----------     -----------
                                                    4,926             512
                                              -----------     -----------
Costs and expenses
  Cost of real estate sold and related
    selling costs                                   1,961              95
  General and administrative                          287             178
  Real estate taxes                                    10              10
  Interest                                            161             129
                                              -----------     -----------
                                                    2,419             412
                                              -----------     -----------

Income before income tax                            2,507             100
Income tax                                            852               -
                                              -----------     -----------
Net income                                          1,655             100

Deficit, beginning of period                         (708)         (5,230)
Dividends paid on preferred shares                   (300)           (300)
                                              -----------     -----------
Retained earnings (deficit), end of period    $       647     $    (5,430)
                                              ===========     ===========

Basic and diluted earnings (loss) per share   $      0.10     $     (0.00)
                                              ===========     ===========


The accompanying notes are an integral part of these financial statements.

                           TRIMAINE HOLDINGS, INC.
    Consolidated Statements of Operations and Retained Earnings (Deficit)
                                    (Unaudited)
                (Dollars in thousands, except per share amounts)

                                            For the Three   For the Three
                                            Months Ended    Months Ended
                                            June 30, 2000   June 30, 1999
                                            -------------   -------------

Revenues
  Sale of real estate                       $       4,542   $        225
  Other                                                58              7
                                            -------------   ------------
                                                    4,600            232
                                            -------------   ------------

Costs and expenses
  Cost of real estate sold and related
    selling costs                                   1,961             95
  General and administrative                          153             88
  Real estate taxes                                     5              5
  Interest                                             81             63
                                            -------------   ------------
                                                    2,200            251
                                            -------------   ------------

Income (loss) before income tax                     2,400            (19)
Income tax                                            852              -
                                            -------------   ------------
Net income (loss)                                   1,548            (19)

Deficit, beginning of period                         (901)        (5,411)
                                            -------------   ------------
Retained earnings (deficit), end of period  $         647   $     (5,430)
                                            =============   ============
Basic and diluted earnings (loss) per share $        0.09   $      (0.01)
                                            =============   ============


The accompanying notes are an integral part of these financial statements.

                           TRIMAINE HOLDINGS, INC.
               Consolidated Statements of Comprehensive Income
                                (Unaudited)
                           (Dollars in thousands)

                                            For the Six     For the Six
                                            Months Ended    Months Ended
                                            June 30, 2000   June 30, 1999
                                            -------------   -------------
Net income                                  $       1,655   $         100

Other comprehensive loss
  Unrealized loss on securities, net
    of income tax                                    (100)           (734)
                                            -------------   -------------

Total comprehensive income (loss)           $       1,555   $        (634)
                                            =============   =============


The accompanying notes are an integral part of these financial statements.

                           TRIMAINE HOLDINGS, INC.
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in thousands)

                                            For the Three   For the Three
                                            Months Ended    Months Ended
                                            June 30, 2000   June 30, 1999
                                            -------------   -------------
Net income (loss)                           $       1,548   $         (19)

Other comprehensive income
  Unrealized gain on securities, net
    of income tax                                     660             408
                                            -------------   -------------
Total comprehensive income                  $       2,208   $         389
                                            =============   =============


The accompanying notes are an integral part of these financial statements.

                            TRIMAINE HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)


                                            For the Six     For the Six
                                            Months Ended    Months Ended
                                            June 30, 2000   June 30, 1999
                                            -------------   -------------
Cash Flows from Operating Activities
  Net income from operations                $       1,655   $        100
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:

    Loss on sale of investment                          5              -
    Amortization                                       17             15
    Deferred tax                                      852              -

  Changes in current assets and liabilities
    Real estate held for development and
      sale                                          1,615             40
    Prepaid and other assets                           74             62
    Accounts receivable                            (1,905)           158
    Receivable from affiliates                         44            (70)
    Payables                                           15             39
    Other                                              47             16
                                            -------------   ------------
        Net cash provided by operating
          activities                                2,419            360

Cash Flows from Investing Activities
                                            -------------   ------------
        Net cash provided by investing
          activities                                    -              -


Cash Flows from Financing Activities
  Dividend                                           (300)          (300)
  Repayment of debt                                (2,259)             -
                                            -------------   ------------
        Net cash used in financing
          activities                               (2,559)          (300)
                                            -------------   ------------

Increase (decrease) in cash and cash
  equivalents                                        (140)            60
Cash and cash equivalents, beginning of
  period                                            2,072            595
                                            -------------   ------------
Cash and cash equivalents, end of period    $       1,932   $        655
                                            =============   ============


The accompanying notes are an integral part of these financial statements.

                              TRIMAINE HOLDINGS, INC.
                     Notes to Consolidated Financial Statements
                                    June 30, 2000
                                     (Unaudited)

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

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 15,837,808 and 10,837,808 for the six months ended June 30, 2000 and 1999, respectively.

Note 3.  Acquisitions and Dispositions

The Corporation completed the sale of a 29.34 acre parcel zoned for retail commercial use on the north side of its real property in the City of Gig Harbor, Washington. The sale is included in the current period's results.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the six months ended June 30, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended June 30, 2000

Revenues were $4.9 million for the six months ended June 30, 2000 compared to $0.5 million in the same period in 1999, primarily as a result of the sale of a 29.34 acre parcel of land in Gig Harbor, Washington for gross proceeds of approximately $4.5 million. Reference is made to the Corporation's report on Form 8-K dated August 4, 2000 for further information concerning the sale.

Costs and expenses for the six months ended June 30, 2000 were $2.4 million compared to $0.4 million in the same period in 1999, primarily as a result of the cost of real estate sold and related selling costs.

Income tax for the six months ended June 30, 2000 was $0.9 million as a result of the utilization of a deferred tax benefit, compared to nil in the same period in 1999.

Net income in the six months ended June 30, 2000 was $1.7 million, or $0.10 per share, compared to $0.1 million, or $0.00 per share, in the six months ended June 30, 1999.

Results of Operations - Three Months Ended June 30, 2000

Revenues were $4.6 million for the three months ended June 30, 2000 compared to $0.2 million in the same period in 1999, primarily as a result of the sale of real estate.

Costs and expenses for the three months ended June 30, 2000 were $2.2 million compared to $0.3 million in the same period in 1999, primarily as a result of the cost of real estate sold and related selling costs.

Income tax for the three months ended June 30, 2000 was $0.9 million as a result of the utilization of a deferred tax benefit, compared to nil in the same period in 1999.

Net income in the three months ended June 30, 2000 was $1.5 million, or $0.09 per share, compared to a net loss of $19,000, or $0.01 per share, in the three months ended June 30, 1999.

Liquidity and Capital Resources

The Corporation had cash and cash equivalents of $1.9 million at June 30, 2000, compared to $2.1 million at December 31, 1999.

Continuing operating activities provided cash of $2.4 million in the six months ended June 30, 2000, compared to $0.4 million in the six months ended June 30, 1999. An increase in accounts receivable used cash of $1.9 million in the six months ended June 30, 2000, compared to a decrease in accounts receivable providing cash of $0.2 million in the same period of 1999. An increase in payables in the six months ended June 30, 2000 provided cash of $15,000.

Financing activities used cash of $2.6 million in the six months ended June 30, 2000, compared to $0.3 million in the six months ended June 30, 1999, primarily as a result of the repayment of debt. The Corporation paid $0.3 million in dividends on its preferred stock in the six months ended June 30, 2000 and 1999, respectively.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number                             Description
--------------                             -----------

      27                   Article 5 - Financial Data Schedule for the 2nd
                                       Quarter 2000 Form 10-Q.

(b)     Reports on Form 8-K

The Corporation filed the following reports with respect to the indicated items:

Form 8-K dated August 4, 2000:
        Item 2.  Acquisition or Disposition of Assets

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 10, 2000

                                        TRIMAINE HOLDINGS, INC.


                                  By:   /s/ Michael J. Smith
                                        ----------------------------------
                                        Michael J. Smith, President, Chief
                                        Financial Officer and Director

                                 EXHIBIT INDEX

Exhibit Number                             Description
--------------                             -----------

      27                   Article 5 - Financial Data Schedule for the 2nd
                                       Quarter 2000 Form 10-Q.