Form 10-Q
period 2000-09-30
TRIMAINE HOLDINGS INC
filed 2000-11-13
CIK 948727

==========================================================================

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

                             17 Dame Street
                           Dublin 2, Ireland
                  (Address of principal executive offices)

                           (35 31) 679-1688
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

               Class              Outstanding at November 10, 2000
               -----              --------------------------------
        Common Stock, $0.01                  15,837,808
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


                      PART I.  FINANCIAL INFORMATION
                               ---------------------

ITEM 1.   FINANCIAL STATEMENTS




                          TRIMAINE HOLDINGS, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                (Unaudited)

                         TRIMAINE HOLDINGS, INC.
                       Consolidated Balance Sheets
                               (Unaudited)
                          (dollars in thousands)

                              September 30, 2000     December 31, 1999
                              ------------------     -----------------

                                 ASSETS

Current Assets
  Cash and cash equivalents         $      3,244           $     2,072
  Receivable from affiliates                 445                   489
  Real estate held for development
   and sale                                2,158                 3,766
  Deferred tax asset                         365                   601
  Other assets                                10                   110
                                    ------------           -----------
    Total current assets                   6,222                 7,038

Investments                               10,546                10,805
                                    ------------           -----------
                                    $     16,768           $    17,843
                                    ============           ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                  $        441           $       479
  Accrued liabilities                        139                   139
  Debt                                       131                 2,340
                                    ------------           -----------
    Total current liabilities                711                 2,958

Shareholders' Equity
  Preferred stock                              1                     1
  Common stock                               158                   158
  Additional paid-in capital              16,468                16,468
  Deficit                                   (707)                 (708)
  Accumulated other comprehensive
   income (loss)                             137                (1,034)
                                    ------------           -----------
    Total equity                          16,057                14,885
                                    ------------           -----------
                                    $     16,768           $    17,843
                                    ============           ===========

The accompanying notes are an integral part of these financial statements.

                         TRIMAINE HOLDINGS, INC.
            Consolidated Statements of Operations and Deficit
                              (Unaudited)
             (dollars in thousands, except per share amounts)

                              For the Nine             For the Nine
                              Months Ended             Months Ended
                              September 30, 2000       September 30, 1999
                              ------------------       ------------------
Revenues
  Sale of real estate             $        4,542           $         225
  Dividend income                            281                     274
  Loss on sale of investments             (1,991)                      -
  Other                                      158                      70
                                  --------------           -------------
                                           2,990                     569
                                  --------------           -------------

Costs and expenses
  Cost of real estate sold and
   related selling costs                   1,961                      95
  General and administrative
   expenses                                  384                     229
  Real estate taxes                           15                      15
  Interest                                   163                     191
                                  --------------           -------------
                                           2,523                     530
                                  --------------           -------------

Income before income tax                     467                      39

Income tax                                   166                       -
                                  --------------           -------------

Net income                                   301                      39

Deficit, beginning of period                (708)                 (5,230)
Dividend paid on preferred
 shares                                     (300)                   (300)
                                  --------------           -------------
Deficit, end of period            $         (707)          $      (5,491)
                                  ==============           =============

Basic income (loss) per share     $         0.00           $       (0.02)
                                  ==============           =============

The accompanying notes are an integral part of these financial statements.

                           TRIMAINE HOLDINGS, INC.
             Consolidated Statements of Operations and Deficit
                                (Unaudited)
              (dollars in thousands, except per share amounts)

                            For the Three             For the Three
                            Months Ended              Months Ended
                            September 30, 2000        September 30, 1999
                            ------------------        ------------------
Revenues
  Loss on sale of investments  $        (1,986)          $             -
  Other                                     50                        57
                               ---------------           ---------------
                                        (1,936)                       57
                               ---------------           ---------------

Costs and expenses
  General and administrative
   expenses                                 97                        51
  Real estate taxes                          5                         5
  Interest                                   2                        62
                               ---------------           ---------------
                                           104                       118
                               ---------------           ---------------

Loss before income tax                  (2,040)                      (61)

Income tax benefit                         686                         -

Net loss                                (1,354)                      (61)

Retained earnings (deficit),
 beginning of period                       647                    (5,430)
                               ---------------           ---------------
(Deficit), end of period       $          (707)          $        (5,491)
                               ===============           ===============

Basic loss per share           $         (0.09)          $         (0.01)
                               ===============           ===============

The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
               Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                              (dollars in thousands)

                              For the Nine           For the Nine
                              Months Ended           Months Ended
                              September 30, 2000     September 30, 1999
                              ------------------     ------------------

Net income                    $              301     $               39

Other comprehensive gain:
  Unrealized gain on
   securities, net of
   income tax                              1,171                     85
                              ------------------     ------------------

Total comprehensive income    $            1,472     $              124
                              ==================     ==================

The accompanying notes are an integral part of these financial statements.

                           TRIMAINE HOLDINGS, INC.
              Consolidated Statements of Comprehensive Income
                                 (Unaudited)
                           (dollars in thousands)

                               For the Three           For the Three
                               Months Ended            Months Ended
                               September 30, 2000      September 30, 1999
                               ------------------      ------------------

Net loss                       $           (1,354)     $              (61)

Other comprehensive gain:
  Unrealized gain on
   securities, net of
   income tax                               1,271                     819
                               ------------------      ------------------

Total comprehensive
 income (loss)                 $              (83)     $              758
                               ==================      ==================

The accompanying notes are an integral part of these financial statements.

                           TRIMAINE HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                           (dollars in thousands)

                                For the Nine           For the Nine
                                Months Ended           Months Ended
                                September 30, 2000     September 30, 1999
                                ------------------     ------------------

Cash Flows from Operating
 Activities:
  Net income                        $          301          $          39
  Adjustments to reconcile net
   income to net cash provided
   by operating activities
    Loss on sale of investments              1,991                      -
    Deferred tax                               166                      -
    Amortization                                34                     16

  Changes in current assets and
   liabilities
    Real estate                              1,608                     31
    Prepaid and other assets                    66                     55
    Accounts receivable                          -                    158
    Receivables from affiliates                 44                    (70)
    Payables                                   (38)                    75
    Other                                       50                     76
                                    --------------          -------------
      Net cash provided by
       operating activities                  4,222                    380

Cash Flows from Investing
 Activities:
  Purchase of available-for-sale
   securities                               (4,138)                     -
  Proceeds from sale of
   available-for-sale securities             3,647                      -
                                    --------------          -------------
      Net cash used in investing
       activities                             (491)                     -

Cash Flows from Financing Activities:
  Payment of debts                          (2,259)                     -
  Dividend                                    (300)                  (300)
                                    --------------          -------------
      Net cash used in financing
       activities                           (2,559)                  (300)
                                    --------------          -------------

Increase in cash and cash
 equivalents                                 1,172                     80
Cash and cash equivalents,
 beginning of period                         2,072                    595
                                    --------------          -------------
Cash and cash equivalents,
 end of period                      $        3,244          $         675
                                    ==============          =============


The accompanying notes are an integral part of these financial statements.

                          TRIMAINE HOLDINGS, INC.
                Notes to Consolidated Financial Statements
                           September 30, 2000
                               (Unaudited)

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

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income or loss available to common shareholders by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 15,837,808 and 10,837,808 for the nine month period ended September 30, 2000 and 1999, respectively.

Note 3.  Disposition

The Corporation completed the sale of a 29.34 acre parcel zoned for retail commercial use on the north side of its real property in the City of Gig Harbor, Washington in the current period.

                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the nine and three month periods ended September 30, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Nine Months Ended September 30, 2000

Revenues increased to $3.0 million for the nine months ended September 30, 2000 from $0.6 million for the comparable period of 1999, primarily as a result of the sale of a 29.34 acre parcel of land in Gig Harbor, Washington for gross proceeds of approximately $4.5 million. The increase in revenues was partially offset by a $2.0 million loss on sale of investments. Reference is made to the Corporation's report on Form 8-K dated August 4, 2000 for further information concerning the sale of land.

Costs and expenses for the nine months ended September 30, 2000 were $2.5 million compared to $0.5 million in the same period in 1999, primarily as a result of the cost of real estate sold and related selling costs.

Income tax for the nine months ended September 30, 2000 was $0.2 million as a result of the utilization of a deferred tax benefit, compared to nil in the same period in 1999.

Net earnings for the nine months ended September 30, 2000 were $0.3 million, or $0.00 per common share, compared to net earnings of $39,000, or a loss of $0.02 per common share, for the nine months ended September 30, 1999.

Results of Operations - Three Months Ended September 30, 2000

Revenues decreased to $(1.9) million for the three months ended September 30, 2000 from $57,000 for the comparable period of 1999, primarily as a result of the loss on sale of investments.

Costs and expenses decreased marginally in the three months ended
September 30, 2000 compared to the three months ended September 30, 1999.

Net loss for the three months ended September 30, 2000 was $1.4 million, or $0.09 per common share, compared to a net loss of $61,000, or $0.01 per common share, for the three months ended September 30, 1999.

Liquidity and Capital Resources

The Corporation had cash and cash equivalents of $3.2 million at September 30, 2000, compared to $2.1 million at December 31, 1999.

Operating activities provided cash of $4.2 million in the nine months ended September 30, 2000, compared to $0.4 million in the nine months ended September 30, 1999. Receivables from affiliates provided cash of $44,000 in the nine months ended September 30, 2000, compared to using cash of $70,000 during the comparable period in 1999. A decrease in payables in the nine months ended September 30, 2000 used cash of $38,000, compared to an increase in same providing cash of $75,000 in the comparative period of 1999. Net real estate sales provided cash of $1.6 million in the nine months ended September 30, 2000, compared to $31,000 in the comparative period of 1999.

Investing activities in the nine months ended September 30, 2000 used cash of $0.5 million on securities transactions. In the same period of 1999, investing activities had no effect on cash flows.

Financing activities used cash of $2.6 million in the nine months ended September 30, 2000, compared to $0.3 million used in the nine months ended September 30, 1999, primarily as a result of the payment of debts. The Corporation paid $0.3 million in dividends on its preferred stock in the nine months ended September 30, 2000 and 1999, respectively.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1999 for information concerning market risk. The Corporation believes that there were no material changes in market risk since December 31, 1999.

                        PART II.  OTHER INFORMATION
                                  -----------------

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1999 for information concerning legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its annual meeting of shareholders on July 12, 2000. At the meeting, Simon Law was elected as a Class II director of the Corporation for a term expiring at the annual meeting of shareholders in 2003 and Roy Zanatta was elected as a Class III director of the Corporation for a term expiring at the annual meeting of shareholders in 2001. The voting results for the election of directors were as follows:


                                                          ABSTENTIONS AND
                    VOTES FOR       VOTES WITHHELD       BROKER NON-VOTES
                    ---------       --------------       ----------------

Simon Law           7,102,959           6,326                    -
Roy Zanatta         7,102,959           6,326                    -

Michael J. Smith continued his term as a Class I director of the Corporation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number                         Description
      -------                        -----------
        27         Article 5 - Financial Data Schedule for the 3rd Quarter
                               2000 Form 10-Q.

(b)   Reports on Form 8-K

      The Corporation filed the following reports with respect to the indicated items:

      Form 8-K dated August 4, 2000
         Item 2.  Acquisition or Disposition of Assets

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 10, 2000                TRIMAINE HOLDINGS, INC.


                                  By:   /s/ Michael J. Smith
                                        ----------------------------------
                                        Michael J. Smith, President, Chief
                                        Financial Officer and Director

                               EXHIBIT INDEX

Exhibit Number                    Description
--------------                    -----------

      27           Article 5 - Financial Data Schedule for the 3rd Quarter
                               2000 Form 10-Q.