Form 10-K405
period 2000-12-31
TRIMAINE HOLDINGS INC
filed 2001-04-02
CIK 948727

==========================================================================


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000

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

            17 Dame Street
           Dublin 2, Ireland
  (Address of principal executive offices)             (Postal Code)

  Registrant's telephone number, including area code:  (3531) 679-1688

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $192,559 as of March 23, 2001, computed on the basis of the closing price on such date.

As of March 23, 2001, there were 15,837,808 shares of the Registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2000 Proxy Statement to be filed within 120 days of the period ended December 31, 2000 are incorporated by reference into Part III.


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

                              TABLE OF CONTENTS                   PAGE
                              -----------------                   ----

                                  PART I
                                  ------

ITEM 1.   BUSINESS ................................................ 4

ITEM 2.   PROPERTIES .............................................. 5

ITEM 3.   LEGAL PROCEEDINGS ....................................... 6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..... 6

                                  PART II
                                  -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ..................................... 7

ITEM 6.   SELECTED FINANCIAL DATA ................................. 8

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..................... 9

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ............................................. 11

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............. 13

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ..................... 13

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...... 13

ITEM 11.  EXECUTIVE COMPENSATION .................................. 13

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT .......................................... 13

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......... 13

                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K ............................................. 14

SIGNATURES ........................................................ 27

                                  PART I
                                  ------

ITEM 1.     BUSINESS

The Corporation

TriMaine Holdings, Inc. (formerly Logan International Corp.) was incorporated in the State of Washington on September 15, 1993 and commenced operations in April 1994. In this document, unless the context otherwise requires, the "Corporation", the "Company" or "TriMaine" refers to TriMaine Holdings, Inc. and its subsidiary. The Corporation is a subsidiary of MFC Bancorp Ltd. ("MFC"), which owns approximately 81% of the Corporation's shares of common stock. A subsidiary of MFC also owns $6 million of preferred shares in the capital stock of the Corporation.

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

In 1990, the Washington State legislature passed the Growth Management Act ("GMA") to "guide the development and adoption of comprehensive plans and development regulations" in Washington State. The goal of the comprehensive development plans is to, among other things, reduce the development density in rural areas, encourage affordable housing and a variety of housing densities, maintain and conserve natural resource industries and lands and protect and enhance the environment and the availability of water.

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

At December 31, 2000, the Corporation had no full-time employees. The executive officers of the Corporation devote such time to the business of the Corporation as is required.

ITEM 2.     PROPERTIES

The Corporation's administrative office is located on leased premises in Dublin, Ireland.

The Corporation's undeveloped real estate properties are located in the Puget Sound region of Washington State and consist of six parcels totalling approximately 65 acres which are zoned for various commercial uses including retail, office and business park, and two parcels totalling approximately 37 acres which are zoned for medium to high residential use. The Corporation is seeking to sell these parcels and does not intend to fully develop the majority of them prior to sale. The Corporation typically engages in such preliminary development work as is necessary to maximize the value of the parcels prior to their sale.

Gig Harbor Property

The Corporation owns approximately 52 acres of undeveloped real property which was, in early 1997, annexed to the City of Gig Harbor, Washington, which is located at the west end of the Tacoma Narrows Bridge in Tacoma, Washington. The annexation provides for much higher intensity development than was allowed under its previous jurisdiction (Pierce County) and opens the way for a new major thoroughfare to be built through the middle of the property that connects State Highway 16 and the north entrance of Gig Harbor. Of the total acreage, 35 acres are zoned for medium density (eight units per acre) residential use and 17 acres are zoned for business park/professional office use. The Corporation may develop all or a portion of the land through partnerships, joint ventures or other economic associations with local developers. The Corporation's current involvement is limited to pre-development work, including infrastructure (roads, sewer and water services), preliminary permits, market studies, feasibility studies and related activities.

All utilities are available to the property. The City of Gig Harbor has commenced work on an extension of a street through the property, which when completed, will provide access to the site from the City of Gig Harbor and State Highway 16. The opening of the road is scheduled for May, 2001.

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

                                  PART II
                                  -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

(a) Market Information. The Corporation's common stock is quoted on the NASD OTC Bulletin Board under the symbol "LGIC". The following table sets forth the quarterly high and low sales price per share of the Corporation's common stock for the periods indicated.



Fiscal Quarter Ended                         High          Low
--------------------                         ----          ---
1999
March 31 ..............................    $ 0.38       $ 0.16
June 30 ...............................      0.25         0.16
September 30 ..........................      0.19         0.16
December 31 ...........................      0.25         0.16

2000
March 31 ..............................    $ 0.53       $ 0.06
June 30 ...............................      0.34         0.13
September 30 ..........................      0.16         0.13
December 31 ...........................      0.13         0.13


(b) Shareholders. At March 23, 2001, the Corporation had approximately 1,606 holders of record of its common stock.

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



                                  For the Year Ended December 31
                         -----------------------------------------------
                          2000      1999      1998      1997      1996
                         ------    ------    ------    ------    ------
                         (dollars in thousands, except per share amounts)
OPERATING DATA
Sales of real estate     $ 8,329  $   225   $ 1,016   $ 3,250   $ 3,627
Other income                 575      361       625       252       191
General and
 administrative expenses     476      409     1,152     1,166     1,052
Interest expense             167      861       360       949       325
Income (loss) from
 continuing operations     1,742    4,822       466       411        (5)
Net income (loss)          1,742    4,822       466    (2,618)      252(1)

COMMON SHARE DATA(2)
Income (loss) from
 continuing operations
 per common share           0.09     0.42      0.02      0.01     (0.03)
Net income (loss) per
 common share               0.09     0.42      0.02     (0.27)     0.01
Weighted average common
 shares outstanding
 (in thousands)           15,837   10,893    10,838    10,838     6,862

BALANCE SHEET DATA
Working capital            7,095    4,080    (2,287)    3,774     7,162
Total assets              17,671   17,843    16,083    15,760    19,315
Long-term obligations          0        0         0       646       327
Total shareholders'
 equity                   17,223   14,885     8,705     9,392    12,249

---------------------
(1) Includes an extraordinary item related to the early extinguishment of debt totalling $257,000 ($0.04 per common share).
(2)  Basic and diluted common share data is the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 2000, 1999 and 1998, respectively, should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included elsewhere herein.

Effective December 31, 1998, the Corporation transferred its holdings of shares of common stock of Ichor. Ichor's results of operations for the fiscal year ended December 31, 1998 have been included in the Corporation's financial statements. Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation.

Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenues for the year ended December 31, 2000 were $8.9 million, compared to $0.6 million for the year ended December 31, 1999. In the year ended December 31, 2000, the Corporation sold real estate for $8.3 million, compared to $0.2 million in the comparative period of 1999.

Costs and expenses for the year ended December 31, 2000 were $6.3 million, compared to $1.4 million for the year ended December 31, 1999. The cost of real estate sold and related selling costs increased to $3.6 million in the year ended December 31, 2000 from $0.1 million in the comparative period of 1999, primarily as a result of an increase in the sale of real estate. Interest expense decreased to $0.2 million in the year ended December 31, 2000 from $0.9 million in the same period of 1999, primarily as a result of decreased indebtedness. General and administrative expenses increased marginally in the year ended December 31, 2000, compared to the year ended December 31, 1999.

The Corporation had net income of $1.7 million, or $0.09 per common share, in the year ended December 31, 2000. In the year ended December 31, 1999, the Corporation had net income of $4.8 million, or $0.42 per common share.

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

Revenues for the year ended December 31, 1999 decreased to $0.6 million from $1.6 million for the year ended December 31, 1998. In the year ended December 31, 1999, the Corporation sold real estate for $0.2 million, compared to $1.0 million in the comparative period of 1998.

Costs and expenses for the year ended December 31, 1999 decreased to $1.4 million from $2.5 million for the year ended December 31, 1998. The cost of real estate sold and related selling costs decreased to $0.1 million in the year ended December 31, 1999 from $0.9 million in the comparative period of 1998, primarily as a result of a reduction in the sale of real estate. Interest expense increased to $0.9 million in the year ended December 31, 1999 from $0.4 million in the same period of 1998, primarily as a result of increased indebtedness. General and administrative expenses decreased to $0.4 million in the year ended December 31, 1999, compared to $1.2 million in the year ended December 31, 1998.

The Corporation reported a gain on disposal of a former subsidiary, Ichor, of $5.0 million in the year ended December 31, 1999, compared to a non-cash accounting gain on disposal of subsidiaries of $1.4 million in 1998.

The Corporation had net income of $4.8 million, or $0.42 per common share, in the year ended December 31, 1999. In the year ended December 31, 1998, the Corporation had net income of $0.5 million, or $0.02 per common share.

Liquidity and Capital Resources

The Corporation had cash of $2.7 million at December 31, 2000, compared to $2.1 million at December 31, 1999.

Net cash provided by operating activities was $3.5 million in the year ended December 31, 2000, compared to cash used of $5.4 million in the year ended December 31, 1999. Borrowings from a subsidiary of MFC provided cash of $44,000 in the year ended December 31, 2000, compared to repayment to a subsidiary of MFC using cash of $4.9 million in the comparative period of 1999. An increase in accounts receivable used cash of $3.5 million in the year ended December 31, 2000, compared to a decrease providing cash of $0.1 million in the same period of 1999. Net sales of real estate held for development and sale provided cash of $2.9 million in the year ended December 31, 2000, compared to $19,000 in the year ended December 31, 1999.

Proceeds from the sale of investments provided cash of $3.6 million in the year ended December 31, 2000, compared to providing cash of $5.0 million in the comparative period of 1999. Purchases of investments used cash of $4.1 million in the year ended December 31, 2000, compared to nil in the comparative period of 1999.

Financing activities used cash of $2.4 million in the year ended December 31, 2000, compared to providing cash of $1.9 million in the year ended December 31, 1999. Payment of debt used cash of $2.1 million in the year ended December 31, 2000, compared to $0.1 million used in the comparative period of 1999. The Corporation paid $0.3 million in dividends on its preferred stock in the years ended December 31, 2000 and 1999, respectively.

At December 31, 2000, overdue property taxes on the Corporation's properties amounted to $0.1 million. Overdue property taxes accrue interest at approximately 12% per annum. Under Washington State law, if property taxes remain delinquent for three years, the governing jurisdiction can commence foreclosure proceedings against the property. The Corporation anticipates that for the foreseeable future it will permit property taxes to remain overdue, but may pay such taxes as are necessary to prevent foreclosure proceedings from occurring. No non-judicial or judicial foreclosure actions have been commenced as a result of the Corporation's failure to make property tax or assessment payments on a timely basis.

The Corporation has no commitments for capital expenditures in relation to its undeveloped real estate, although it is required to provide funds for pre-development work on certain parcels in order to enhance their marketability and sale value.

The Corporation believes that its assets should enable the Corporation to meet its current ongoing liquidity requirements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed to market risks from changes in interest rates, foreign currency exchange rates and equity prices which may affect its results of operations and financial condition. The Corporation does not enter into derivative contracts for its own account to hedge against these risks.

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value of financial instrument assets and increase the fair value of financial instrument liabilities. A decrease in interest rates may increase the fair value of financial instrument assets and decrease the fair value of financial instrument liabilities. The Corporation's financial instruments which may be sensitive to interest rate fluctuations are investments and debt obligations. The following tables provide information about the Corporation's exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2000 and 1999, respectively, and expected cash flows from these instruments.

                          As at December 31, 2000
                               (in thousands)

                                                           Expected Future Cash Flow
                  Carrying         Fair         ---------------------------------------------
                    Value          Value        2001   2002   2003   2004   2005   Thereafter
                 ----------       -------       ----   ----   ----   ----   ----   ----------
Investments(1)   $ 6,200          $ 6,200       $  0   $  0   $  0   $  0   $  0   $ 6,200

---------------
(1) Investments consist of equity securities.

                          As at December 31, 1999
                               (in thousands)

                                                           Expected Future Cash Flow
                  Carrying         Fair         ---------------------------------------------
                    Value          Value        2000   2001   2002   2003   2004   Thereafter
                 ----------       -------       ----   ----   ----   ----   ----   ----------
Investments(1)   $ 6,200          $ 6,200       $  0   $  0   $  0   $  0   $  0   $  6,200
Debt
 obligations(2)    2,065            2,065      2,065      0      0      0      0          0

---------------
(1) Investments consist of equity securities.
(2) Debt obligations consist of the Corporation's notes and other payables.

Foreign Currency Exchange Rate Risk

The reporting currency of the Corporation is the U.S. dollar. The Corporation holds certain financial instruments denominated in Canadian dollars. A depreciation of the Canadian dollar against the U.S. dollar will decrease the fair value of financial instrument assets. An appreciation of the Canadian dollar against the U.S. dollar will increase the fair value of financial instrument assets. The Corporation's financial instruments which may be sensitive to foreign currency exchange rate fluctuations are investments. The following tables provide information about the Corporation's exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2000 and 1999, respectively, and expected cash flows from these instruments.

                          As at December 31, 2000
                               (in thousands)

                                                           Expected Future Cash Flow
                  Carrying       Fair           ---------------------------------------------
                    Value        Value          2001   2002   2003   2004   2005   Thereafter
                 ----------     --------        ----   ----   ----   ----   ----   ----------
Investments(1)   $ 6,222         $ 6,222        $  0   $  0   $  0   $  0   $  0   $ 6,222

---------------
(1) Investments consist of equity securities, which are primarily denominated in Canadian dollars.

                          As at December 31, 1999
                               (in thousands)

                                                           Expected Future Cash Flow
                  Carrying       Fair           ---------------------------------------------
                    Value        Value          2000   2001   2002   2003   2004   Thereafter
                 ----------     --------        ----   ----   ----   ----   ----   ----------
Investments(1)   $ 6,367         $ 6,367        $  0   $  0   $  0   $  0   $  0   $ 6,367

---------------
(1) Investments consist of equity securities, which are primarily denominated in Canadian dollars.

Equity Price Risk

Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. The Corporation's financial instruments which may be sensitive to fluctuations in equity prices are investments. The following tables provide information about the Corporation's exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2000 and 1999, respectively, and expected cash flows from these instruments.

                          As at December 31, 2000
                               (in thousands)

                                                            Expected Future Cash Flow
                  Carrying        Fair          ---------------------------------------------
                    Value         Value         2001   2002   2003   2004   2005   Thereafter
                 ----------      --------       ----   ----   ----   ----   ----   ----------
Investments(1)   $ 10,128        $ 10,128       $  0   $  0   $  0   $  0   $  0   $ 10,128

---------------
(1) Investments consist of equity securities.

                          As at December 31, 1999
                               (in thousands)

                                                            Expected Future Cash Flow
                  Carrying        Fair          ---------------------------------------------
                    Value         Value         2000   2001   2002   2003   2004   Thereafter
                 ----------     --------        ----   ----   ----   ----   ----   ----------
Investments(1)   $ 10,805       $ 10,805        $  0   $  0   $  0   $  0   $  0   $ 10,805

---------------
(1) Investments consist of equity securities.

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


(b)  Reports on Form 8-K

None.

--------------------------------------------------------------------------
PETERSON SULLIVAN P.L.L.C.
601 UNION STREET  SUITE 2300  SEATTLE WA  98101  (206) 382-7777 FAX 382-
7700
                       CERTIFIED PUBLIC ACCOUNTANTS



                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------



To the Board of Directors and Shareholders
TriMaine Holdings, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of TriMaine Holdings, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriMaine Holdings, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.



/s/ Peterson Sullivan P.L.L.C.
February 20, 2001
Seattle, Washington

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 2000 and 1999
                         (In Thousands of Dollars)




   ASSETS                                          2000           1999
                                                 --------       --------
Current Assets
 Cash                                            $  2,721       $  2,072
 Account receivable                                 3,481              -
 Receivables from affiliates                          445            489
 Real estate held for development and sale            896          3,766
 Deferred income tax asset                              -            601
 Other assets                                           -            110
                                                 --------       --------
   Total current assets                             7,543          7,038

Investments                                        10,128         10,805
                                                 --------       --------
                                                 $ 17,671       $ 17,843
                                                 ========       ========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                $    100       $    479
 Accrued liabilities                                  123            414
 Deferred income tax liability                        225              -
 Debt                                                   -          2,065
                                                 --------       --------
   Total current liabilities                          448          2,958

Shareholders' Equity
 Preferred stock, Series B, $.01 par value,
  100,000 shares authorized, 60,000
  issued and outstanding
  at December 31, 2000 and 1999                         1              1
 Common stock, $.01 par value,
  100,000,000 shares authorized,
  15,837,808 issued and outstanding
  at December 31, 2000 and 1999                       158            158
 Additional paid-in capital                        16,468         16,468
 Retained earnings (deficit)                          734           (708)
 Accumulated other comprehensive loss                (138)        (1,034)
                                                 --------       --------
                                                   17,223         14,885
                                                 --------       --------
                                                 $ 17,671       $ 17,843
                                                 ========       ========



The accompanying notes are an integral part of these financial statements.

                  TRIMAINE HOLDINGS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 2000, 1999 and 1998
            (In Thousands of Dollars, Except Earnings Per Share)



                                      2000          1999          1998
                                    --------      --------      --------
Revenue
 Sales of real estate               $  8,329      $    225      $  1,016
 Other                                   575           361           625
                                    --------      --------      --------
                                       8,904           586         1,641

Costs and expenses
 Cost of real estate sold and
  related selling costs                3,631            95           939
 Loss on sale of investments           1,991             -             -
 General and administrative              476           409         1,152
 Interest                                167           861           360
                                    --------      --------      --------
                                       6,265         1,365         2,451
                                    --------      --------      --------
                                       2,639          (779)         (810)

Other income, gain on disposals
 of former subsidiaries
 (from related party $4,565 in
 1999 and $982 in 1998)                    -         5,040         1,419
                                    --------      --------      --------
Income before income tax
 (provision) benefit and
 minority interest                     2,639         4,261           609

Deferred income tax
 (provision) benefit                    (897)          561             -
                                    --------      --------      --------
Income before minority interest        1,742         4,822           609

Minority interest                          -             -          (143)
                                    --------      --------      --------
     Net income                     $  1,742      $  4,822      $    466
                                    ========      ========      ========
Basic earnings per
 common share                       $    .09      $    .42      $    .02
                                    ========      ========      ========



The accompanying notes are an integral part of these financial statements.

                  TRIMAINE HOLDINGS, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            For the Years Ended December 31, 2000, 1999 and 1998
                         (In Thousands of Dollars)



                                  2000            1999            1998
                                --------        --------        --------
Net income                      $  1,742        $  4,822        $    466

Other comprehensive income
 (loss), net of tax
   Unrealized holding gains
    (losses) on securities
    arising during the period        896            (187)           (853)
                                --------        --------        --------
Comprehensive income (loss)     $  2,638        $  4,635        $   (387)
                                ========        ========        ========



The accompanying notes are an integral part of these financial statements.

                   TRIMAINE HOLDINGS, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           For the Years Ended December 31, 2000, 1999 and 1998
                         (In Thousands of Dollars)




                                                                                           Accumulated
                                                                                              Other
                                                                                           Comprehensive
                                         Number of                                         Income (Loss),
                   Number of             Preferred   Preferred   Additional                 Unrealized
                    Common      Common     Shares,     Shares,     Paid-in     Retained    Income (Loss)
                    Shares      Shares    Series B    Series B     Capital      Deficit    on Securities      Total
                  -----------  --------  ---------   ---------   ----------    --------    --------------    --------
Balance at
 December 31,
 1997              10,837,808  $   108      60,000    $      1    $  14,673    $ (5,396)   $            6    $  9,392

Current year
 change in other
 comprehensive
 income (loss)              -        -           -           -            -           -              (853)       (853)

Net income for
 the year                   -        -           -           -            -         466                 -         466

Dividend                    -        -           -           -            -        (300)                -        (300)
                   ----------  -------    --------    --------    ---------    --------    --------------    --------
Balance at
 December 31,
 1998              10,837,808      108      60,000           1       14,673      (5,230)             (847)      8,705

Sale of
 common shares      5,000,000       50           -           -        1,795           -                 -       1,845

Current year
 change in other
 comprehensive
 income (loss)              -        -           -           -            -           -              (187)       (187)

Net income
 for the year               -        -           -           -            -       4,822                 -       4,822

Dividend                    -        -           -           -            -        (300)                -        (300)
                   ----------  -------    --------    --------    ---------    --------    --------------    --------
Balance at
 December 31,
 1999              15,837,808      158      60,000           1       16,468        (708)           (1,034)     14,885

Current year
 change in other
 comprehensive
 income (loss)              -        -           -           -            -           -               896         896

Net income
 for the year               -        -           -           -            -       1,742                 -       1,742

Dividend                    -        -           -           -            -        (300)                -        (300)
                   ----------  -------    --------    --------    ---------    --------    --------------    --------
Balance at
 December 31,
 2000              15,837,808  $   158      60,000    $      1    $  16,468    $    734    $         (138)   $ 17,223
                   ==========  =======    ========    ========    =========    ========    ==============    ========





The accompanying notes are an integral part of these financial statements.

                   TRIMAINE HOLDINGS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 2000, 1999 and 1998
                         (In Thousands of Dollars)



                                        2000          1999         1998
                                      --------      --------     --------
Cash Flows from
 Operating Activities
  Net income                          $  1,742      $  4,822     $    466
    Adjustments to reconcile
     net income to net cash
     flows from operating
     activities
      Gain on disposal of
       former subsidiaries
       (from related party
       $4,565 in 1999 and
       $982 in 1998)                         -        (5,040)      (1,419)
      Loss on sale of
       investments                       1,991             -            -
      Change in operating
       assets and liabilities
         Cash held in escrow                 -             -          145
         Real estate held for
          development and sale           2,870            19          759
         Deferred income tax asset         601          (601)           -
         Accounts receivable            (3,481)          103          613
         Accounts payable and
          accrued liabilities             (670)          156         (524)
         Amount due to affiliates           44        (4,900)       4,434
         Deferred income tax
          liability                        297             -            -
         Other                             110             8           (6)
                                      --------      --------     --------
            Net cash flows from
             operating activities        3,504        (5,433)       4,468

Cash Flows from Investing Activities
  Proceeds from sale of
   investments                           3,648         5,040            -
  Purchases of investments              (4,138)            -       (4,880)
  Increase in note receivable                -             -       (1,400)
                                      --------      --------     --------
            Net cash flows from
             investing activities         (490)        5,040       (6,280)

Cash Flows from Financing Activities
  Proceeds from debt                         -           400          465
  Payment of debt                       (2,065)          (75)        (440)
  Proceeds from common stock
   issuance                                  -         1,845            -
  Proceeds from preferred stock
   issuance by a subsidiary                  -             -        2,230
  Dividend                                (300)         (300)        (300)
                                      --------      --------     --------
            Net cash flows from
             financing activities       (2,365)        1,870        1,955
                                      --------      --------     --------
            Net increase in cash           649         1,477          143

Cash, beginning of year                  2,072           595          452
                                      --------      --------     --------
Cash, end of year                     $  2,721      $  2,072     $    595
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

                   TRIMAINE HOLDINGS, INC. AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except for Per Share Amounts)


Note 1.  Nature of Operations and Significant Accounting Policies

Nature of Operations
--------------------

TriMaine Holdings, Inc. ("the Company"; name changed on March 23, 2000, from Logan International Corp.) is in the financial services industry which currently includes investments in real estate. The Company is a subsidiary of MFC Bancorp Ltd. ("MFC").

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

Cash
----

Cash balances are occasionally in excess of federally insured amounts.

Investments
-----------

The Company holds certain of its marketable investments as available-for-sale securities which are stated at fair value. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of comprehensive income until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses. Investments in nonmarketable securities (consisting of preferred stock of MFC) are stated at the lower of cost or net realizable value. Management periodically reviews the financial status of the issuers of nonmarketable securities. If, based on this review, management determines that future estimated undiscounted cash flows from these investments is less than carrying value, a loss will be recorded.

Real Estate Held for Development and Sale
-----------------------------------------

Real estate held for development and sale is stated at cost unless the estimated future undiscounted cash flows expected to result from disposition is less than carrying value, in which case a loss is recognized based on the fair value of similar real estate in the same geographic region. No such losses have been recorded in these consolidated financial statements. The Company's real estate is to be disposed of in the near-term and is, therefore, classified as a current asset.

The Company sold certain real estate in 2000 which resulted in the account receivable of $3,481 all of which was due from another company. This receivable was collected in January 2001.

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

Earnings Per Share
------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares; however, there were no dilutive securities for 2000, 1999 and 1998.

The weighted average number of shares outstanding was 15,837,808, 10,892,603 and 10,837,808 for the years ended December 31, 2000, 1999 and
1998, respectively. The income to compute the amount attributable to common shareholders includes the recognition of preferred stock dividends in arrears of $300 for each of the years ended December 31, 2000, 1999 and 1998.

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

Segment Information
-------------------

Management operates the Company as one segment, financial services. Information for management purposes does not require the segmenting of financial services activities. Operating revenues are realized primarily from third party sources in the United States. All long-lived assets are located in the United States. Since there is one segment, no additional segment disclosures are considered necessary.

New Accounting Standards
------------------------

Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" defers the effective date of FASB No. 133 (as amended by Financial Accounting Standard No. 138). Because the Company does not engage in any derivatives or hedging activities, there should be no impact on its consolidated financial statements.

Statement of Financial Accounting Standard No. 140 is generally effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management has not determined the effect this standard may have on future financial statements.


Note 2.  Disposition of Subsidiaries

Effective December 31, 1998, the Company transferred all of the common shares it owned in Ichor Corporation ("Ichor"), a former subsidiary, to a wholly-owned subsidiary of MFC. The MFC subsidiary assumed Ichor's debt which the Company had originally agreed to pay resulting in a noncash accounting gain of $982. As part of this transaction, the Company was to receive 94% of the net proceeds from any sales of the shares. The shares were transferred to the MFC subsidiary because the subsidiary was involved in marketing activities of similar securities. During 1999, the Company received $5,040 from the sales of these shares of which $4,565 was from affiliates.

Prior to the transfer and sale of Ichor, in 1998, an Ichor subsidiary was sold at a noncash accounting gain of $437. The gain resulted from the assumption of the subsidiary's liabilities by the third party purchaser.

Note 3.  Investments

The Company has investments in available-for-sale securities which have been classified as long-term at December 31, 2000, 1999 and 1998. These securities may be summarized as follows:



                                       2000          1999          1998
                                     --------      --------      --------
Fair value of securities at
  December 31 (of which $3,906,
  $4,438 and $4,563 represent
  500,000 shares of MFC common
  stock for 2000, 1999 and 1998,
  respectively)                      $  3,928      $  4,605      $  4,792

Cost of securities at December 31
  (of which $4,015, $4,830 and
  $4,830 represents 500,000 shares
  of MFC common stock for 2000,
  1999 and 1998, respectively)          4,138         5,639         5,639
                                     --------      --------      --------
Unrealized loss at December 31       $   (210)     $ (1,034)     $   (847)
                                     ========      ========      ========




Included in long-term investments are 82,200 MFC Class A Preferred Shares, Series 1, carried at the original cost of $6,200. No trading market exists for these shares. Based on management's review of the financial status of MFC, fair value is determined to be equal to cost. Each preferred share is convertible into 16.66 shares of MFC common stock, has an annual dividend rate of $3.65 per share, is redeemable at any time, and is retractable after 2002 subject to certain conditions. The Company received $281, $274 and $290 in dividends in 2000, 1999 and 1998, respectively, on these shares.


Note 4.  Debt



                                          2000             1999
                                        --------         --------
Nonrecourse notes payable
  collateralized by real estate:

Interest at 15%; due June 30, 2000      $      -         $  1,035

Interest at 15%; due June 30, 2000             -              850

Interest at 12%; due June 30, 2000             -              170

Other                                          -               10
                                        --------         --------
                                        $      -         $  2,065
                                        ========         ========




Cash paid for interest during the years ended December 31, 2000, 1999 and 1998, was $175, $867 and $528, respectively.

Note 5.  Preferred Stock

The Company's Preferred Shares, Series B are voting and require that dividends be paid annually at 5% in arrears on December 31 (amounting to approximately $300 at December 31, 2000). Should dividends not be paid as required, interest at 8% is to be accrued on the unpaid amount. The Company may redeem these shares at any time at an aggregate price which includes all unpaid dividends, accrued interest and a redemption premium of 10% based on the amount paid for the shares. Upon liquidation, these shares are entitled to receive the same amounts as redemption in priority to the common or other shares. As long as any of the Preferred Shares, Series B remain outstanding, the Company cannot pay dividends on common or other junior shares, redeem less than all of these shares or issue additional preferred stock unless all unpaid dividends including interest have been paid. In any event, no shares may be issued in priority to the Preferred Shares, Series B without the approval of the preferred shareholders. All 60,000 issued and outstanding shares are held by a subsidiary of MFC.


Note 6.  Income Tax

The reconciliation of income tax computed at the U.S. federal statutory rate to the Company's effective tax for years ended December 31 is as follows:



                                        2000         1999         1998
                                      --------     --------     --------
Tax at U.S. statutory rate            $   (897)    $ (1,449)    $   (158)

Minority interest                            -            -          (49)

Tax basis in disposed shares                 -          732            -

Permanent difference associated
  with the gain on disposal of
  subsidiary                                 -            -          334

Decrease (increase) in
  valuation allowance                        -        1,185          (66)

Other                                        -           93          (61)
                                      --------     --------     --------
Deferred income tax
  (provision) benefit                 $   (897)    $    561     $      -
                                      ========     ========     ========



The significant components of the Company's deferred tax asset and liability are as follows:



                                               2000           1999
                                             --------       --------
Available net operating
  loss carryforwards                         $    156       $    163

Comprehensive loss                                 72              -

Tax basis in real estate acquired
  in excess of carrying value                     174            438
                                             --------       --------
                                                  402            601

Deferral of gain on sale of real
  estate                                         (627)             -
                                             --------       --------

Net deferred tax (liability) asset           $   (225)      $    601
                                             ========       ========


The Company's net operating loss carryforwards of $459 will expire in the years ending December 31, 2010, 2011 and 2018 at $147, $97, and $215,
respectively.

Even though realization is not assured, management believes that it is more likely than not that the Company's deferred tax asset above will be realized. Any income tax benefits resulting from the determination of comprehensive income in years prior to 2000 were fully reserved.


Note 7.  Transactions With Affiliates

MFC charged the Company a management fee of $150, $300 and none during 2000, 1999 and 1998, respectively.

The Company has receivables from affiliates of $445 and $489 at December
31, 2000 and 1999, respectively. Management estimates that the fair value of the receivables approximates carrying value based on similar transactions in the market.

The Company had a deposit with a banking subsidiary of MFC $2,294 and $1,387 as of December 31, 2000 and 1999.

MFC earned a fee of $167 during 2000 for the sale of real estate. As of December 31, 2000, $76 of this amount is still payable.







                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2001         TRIMAINE HOLDINGS, INC.

                              By:   /s/ Michael J. Smith
                                  ----------------------------------
                                  Michael J. Smith
                                  President, Chief Financial Officer
                                  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Michael J. Smith
----------------------------           Date:  March 29, 2001
Michael J. Smith
President, Chief Financial
Officer and Director


  /s/ Roy Zanatta
----------------------------           Date:  March 29, 2001
Roy Zanatta
Director


  /s/ W.H. Lee
----------------------------           Date:  March 29, 2001
W.H. Lee
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

     -------------------------
     (1)  Incorporated by reference to the Corporation's Registration
          Statement on Form 10-SB.
     (2)  Incorporated by reference to the Schedule 13D/A with respect to shares of Ichor dated March 13, 1998.



