Form 10-Q
period 2001-03-30
TRIMAINE HOLDINGS INC
filed 2001-05-15
CIK 948727

UNITED STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549

                                    FORM  10-Q

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001

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

                              (3531) 679-1688
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.       Yes      X     No
                                                   -----        -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

               Class                     Outstanding  at  May  14,  2001
               -----                     -------------------------------
       Common  Stock,  $0.01                     15,837,808
             par  value

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


                  PART  I.  FINANCIAL  INFORMATION
                            ----------------------

ITEM  1.  FINANCIAL  STATEMENTS




                      TRIMAINE  HOLDINGS,  INC.

                CONSOLIDATED  FINANCIAL  STATEMENTS

          FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2001

                            (UNAUDITED)


                            TRIMAINE  HOLDINGS,  INC.
                          CONSOLIDATED  BALANCE  SHEETS
                                    (UNAUDITED)
                              (DOLLARS IN THOUSANDS)



                                              MARCH 31, 2001    DECEMBER 31, 2000
                                             ----------------  -------------------
ASSETS
Current Assets
  Cash and cash equivalents                  $         3,747   $            2,721
  Account receivable                                       -                3,481
  Receivable from affiliates                           1,577                  445
  Note receivable                                      1,111                    -
  Real estate held for development and sale              986                  896
  Deferred tax asset                                     290                    -
                                             ----------------  -------------------
      Total current assets                             7,711                7,543

Investments                                           10,000               10,128
                                             ----------------  -------------------
                                             $        17,711   $           17,671
                                             ================  ===================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                           $            85   $              100
  Accrued liabilities                                    134                  123
  Deferred income tax liability                            -                  225
  Income tax liability                                   534                    -
                                             ----------------  -------------------
      Total current liabilities                          753                  448


Shareholders' Equity
  Preferred stock                                          1                    1
  Common stock                                           158                  158
  Additional paid-in capital                          16,468               16,468
  Retained earnings                                      554                  734
  Accumulated other comprehensive loss                  (223)                (138)
                                             ----------------  -------------------
      Total equity                                    16,958               17,223
                                             ----------------  -------------------
                                             $        17,711   $           17,671
                                             ================  ===================


   The accompanying notes are an integral part of these financial statements.


                               TRIMAINE  HOLDINGS,  INC.
         CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  RETAINED  EARNINGS  (DEFICIT)
                                     (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   FOR THE THREE     FOR THE THREE
                                                    MONTHS ENDED      MONTHS ENDED
                                                   MARCH 31, 2001    MARCH 31, 2000
                                                  ----------------  ----------------
Revenues
  Dividend income                                 $           270   $           281
  Loss on sale of investment                                    -                (5)
  Other                                                        34                50
                                                  ----------------  ----------------
                                                              304               326
                                                  ----------------  ----------------
Costs and expenses
  General and administrative                                  112               134
  Real estate taxes                                             5                 5
  Interest                                                      5                80
                                                  ----------------  ----------------
                                                              122               219
                                                  ----------------  ----------------

Income before income tax provision                            182               107

Income tax provision                                           62                 -
                                                  ----------------  ----------------

Net income                                                    120               107

Retained earnings (deficit), beginning of period              734              (708)
Dividends paid on preferred shares                           (300)             (300)
                                                  ----------------  ----------------
Retained earnings (deficit), end of period        $           554   $          (901)
                                                  ================  ================

Basic and diluted earnings per share              $          0.00   $          0.00
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


                                    TRIMAINE  HOLDINGS,  INC.
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           (UNAUDITED)
                                      (DOLLARS IN THOUSANDS)


                                    FOR THE THREE     FOR THE THREE
                                    MONTHS ENDED      MONTHS ENDED
                                    MARCH 31, 2001    MARCH 31, 2000
                                   ----------------  ----------------
Net Income                         $           120   $           107

Other comprehensive loss:
  Unrealized loss on securities                (85)             (760)
                                   ----------------  ----------------

Total comprehensive income (loss)  $            35   $          (653)
                                   ================  ================



   The accompanying notes are an integral part of these financial statements.


                              TRIMAINE  HOLDINGS,  INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                    FOR THE THREE     FOR THE THREE
                                                     MONTHS ENDED      MONTHS ENDED
                                                    MARCH 31, 2001    MARCH 31, 2000
                                                   ----------------  ----------------
Cash Flows from Operating Activities
    Net income from operation                      $           120   $           107
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Loss on sale of investment                                   -                 5
    Amortization                                                 -                17

Changes in operating assets and liabilities:
    Account receivable                                       3,481                 -
    Real estate held for development and sale                  (90)              (13)
    Prepaid and other assets                                     -                77
    Receivable from affiliates                              (1,132)               44
    Deferred tax asset                                        (247)                -
    Accounts payable and accrued liabilities                    (4)              (44)
    Deferred tax liability                                    (225)                -
    Income tax liability                                       534                 -
    Other                                                        -                 6
                                                   ----------------  ----------------
        Net cash provided by operating activities            2,437               199

Cash Flows from Investing Activities
    Increase in note receivable                             (1,111)                -
                                                   ----------------  ----------------
          Net cash used in investing activities             (1,111)                -

Cash Flows from Financing Activities
    Dividend                                                  (300)             (300)
                                                   ----------------  ----------------
          Net cash used in financing activities               (300)             (300)
                                                   ----------------  ----------------

Increase (decrease) in cash and cash equivalents             1,026              (101)
Cash and cash equivalents, beginning of period               2,721             2,072
                                                   ----------------  ----------------
Cash and cash equivalents, end of period           $         3,747   $         1,971
                                                   ================  ================



   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The interim period consolidated financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and accompanying notes included in the Registrant's latest annual report on Form 10-K for the year ended December 31, 2000. In the opinion of the Registrant, the unaudited consolidated financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding were 15,837,808 for the three months ended March 31, 2001 and 2000, respectively.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the three months ended March 31, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  MARCH  31,  2001

Revenues were $0.3 million for the three months ended March 31, 2001 and 2000, respectively, primarily as a result of dividends received on shares held by the Corporation.

Costs and expenses for the three months ended March 31, 2001 were $0.1 million, compared to $0.2 million in the comparative period of 2000. Interest expense decreased to $5,000 in the three months ended March 31, 2001 from $80,000 in the same period of 2000, primarily as a result of decreased indebtedness in the current period.

Net income was $0.1 million in the three months ended March 31, 2001 and 2000, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation had cash and cash equivalents of $3.7 million at March 31, 2001, compared to $2.7 million at December 31, 2000.

Operating activities provided cash of $2.4 million in the three months ended March 31, 2001, compared to $0.2 million in the three months ended March 31, 2000. A decrease in account receivable provided cash of $3.5 million in the three months ended March 31, 2001, compared to nil in the three months ended March 31, 2000. An increase in receivables from affiliates used cash of $1.1 million in the three months ended March 31, 2001, compared to a decrease providing cash of $44,000 in the same period of 2000.

Financing activities used cash of $0.3 million in the three months ended March 31, 2001 and 2000, respectively. The Corporation paid $0.3 million in dividends on its preferred stock in the three months ended March 31, 2001 and 2000, respectively.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2000 for information concerning market risk.

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2000 for information concerning legal proceedings.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

None.

(b)     REPORTS  ON  FORM  8-K

None.

     SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  14,  2001

                       TRIMAINE  HOLDINGS,  INC.

                        By:  /s/  Michael  J.  Smith
                             -----------------------
                             Michael  J.  Smith,  President,  Chief
                             Financial  Officer  and  Director