Form 10-Q
period 2001-06-30
TRIMAINE HOLDINGS INC
filed 2001-08-14
CIK 948727

UNITED STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549

                                 FORM  10-Q

[X]        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

             FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2001

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

                               (3531) 679-1688
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.       Yes    X     No
                                                   -----       -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                   Outstanding  at  August  8,  2001
         -----                   ---------------------------------

   Common  Stock,  $0.01                    15,487,122
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

                   FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2001

                                   (UNAUDITED)

                             TRIMAINE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                               JUNE 30, 2001   DECEMBER 31, 2000
                                               --------------  -------------------

          ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . .  $        4,824  $            2,721
  Accounts receivable . . . . . . . . . . . .              38               3,481
  Receivable from affiliates. . . . . . . . .              21                 445
  Note receivable . . . . . . . . . . . . . .           1,111                   -
  Real estate held for development and sale .           1,012                 896
  Other . . . . . . . . . . . . . . . . . . .              13                   -
                                               --------------  -------------------
      Total current assets. . . . . . . . . .           7,019               7,543

Investments . . . . . . . . . . . . . . . . .          15,391              10,128
                                               --------------  -------------------
                                               $       22,410  $           17,671
                                               ==============  ===================


          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable. . . . . . . . . . . . . .  $          100  $              100
  Accrued liabilities . . . . . . . . . . . .             156                 123
  Deferred income tax liability . . . . . . .           1,544                 225
  Income tax liability. . . . . . . . . . . .             633                   -
                                               --------------  -------------------
      Total current liabilities . . . . . . .           2,433                 448


Shareholders' Equity
  Preferred stock . . . . . . . . . . . . . .               1                   1
  Common stock. . . . . . . . . . . . . . . .             157                 158
  Additional paid-in capital. . . . . . . . .          16,455              16,468
  Retained earnings . . . . . . . . . . . . .              29                 734
  Accumulated other comprehensive gain (loss)           3,335                (138)
                                               --------------  -------------------
      Total equity. . . . . . . . . . . . . .          19,977              17,223
                                               --------------  -------------------
                                               $       22,410  $           17,671
                                               ==============  ===================





   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                      FOR THE SIX      FOR THE SIX
                                                      MONTHS ENDED     MONTHS ENDED
                                                      JUNE 30, 2001    JUNE 30, 2000
                                                      ---------------  ---------------

Revenues
  Sale of real estate. . . . . . . . . . . . . . . .  $            -   $        4,542
  Dividend income. . . . . . . . . . . . . . . . . .             270              281
  Loss on sale of investment . . . . . . . . . . . .               -               (5)
  Other. . . . . . . . . . . . . . . . . . . . . . .             104              108
                                                      ---------------  ---------------
                                                                 374            4,926
                                                      ---------------  ---------------
Costs and expenses
  Cost of real estate sold and related selling costs               -            1,961
  General and administrative . . . . . . . . . . . .             600              287
  Real estate taxes. . . . . . . . . . . . . . . . .              10               10
  Interest . . . . . . . . . . . . . . . . . . . . .               7              161
                                                      ---------------  ---------------
                                                                 617            2,419
                                                      ---------------  ---------------

(Loss) income before income tax. . . . . . . . . . .            (243)           2,507

Income tax . . . . . . . . . . . . . . . . . . . . .             162              852
                                                      ---------------  ---------------

Net (loss) income. . . . . . . . . . . . . . . . . .            (405)           1,655

Retained earnings (deficit), beginning of period . .             734             (708)
Dividends paid on preferred shares . . . . . . . . .            (300)            (300)
                                                      ---------------  ---------------
Retained earnings, end of period . . . . . . . . . .  $           29   $          647
                                                      ===============  ===============

Basic and diluted (loss) earnings per share. . . . .  $        (0.04)  $         0.10
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




                                                      FOR THE THREE    FOR THE THREE
                                                      MONTHS ENDED     MONTHS ENDED
                                                      JUNE 30, 2001    JUNE 30, 2000
                                                      ---------------  ---------------

Revenues
  Sale of real estate. . . . . . . . . . . . . . . .  $            -   $        4,542
  Other. . . . . . . . . . . . . . . . . . . . . . .              70               58
                                                      ---------------  ---------------
                                                                  70            4,600
                                                      ---------------  ---------------
Costs and expenses
  Cost of real estate sold and related selling costs               -            1,961
  General and administrative . . . . . . . . . . . .             488              153
  Real estate taxes. . . . . . . . . . . . . . . . .               5                5
  Interest . . . . . . . . . . . . . . . . . . . . .               2               81
                                                      ---------------  ---------------
                                                                 495            2,200
                                                      ---------------  ---------------

(Loss) income before income tax. . . . . . . . . . .            (425)           2,400

Income tax . . . . . . . . . . . . . . . . . . . . .             100              852
                                                      ---------------  ---------------

Net (loss) income. . . . . . . . . . . . . . . . . .            (525)           1,548

Retained earnings (deficit), beginning of period . .             554             (901)
                                                      ---------------  ---------------
Retained earnings, end of period . . . . . . . . . .  $           29   $          647
                                                      ===============  ===============

Basic and diluted (loss) earnings per share. . . . .  $        (0.04)  $         0.09
                                                      ===============  ===============





   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                  FOR THE SIX      FOR THE SIX
                                                  MONTHS ENDED     MONTHS ENDED
                                                  JUNE 30, 2001    JUNE 30, 2000
                                                  ---------------  ---------------

Net (loss) income. . . . . . . . . . . . . . . .  $         (405)  $        1,655

Other comprehensive income (loss):
  Unrealized income (loss) on securities, net of
    income tax . . . . . . . . . . . . . . . . .           3,473             (100)
                                                  ---------------  ---------------

Total comprehensive income . . . . . . . . . . .  $        3,068   $        1,555
                                                  ===============  ===============





   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                         FOR THE THREE    FOR THE THREE
                                         MONTHS ENDED     MONTHS ENDED
                                         JUNE 30, 2001    JUNE 30, 2000
                                         ---------------  --------------

Net (loss) income . . . . . . . . . . .  $         (525)  $        1,548

Other comprehensive gain:
  Unrealized gain on securities, net of
    income tax. . . . . . . . . . . . .           3,558              660
                                         ---------------  --------------

Total comprehensive income. . . . . . .  $        3,033   $        2,208
                                         ===============  ==============





   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                   FOR THE SIX      FOR THE SIX
                                                   MONTHS ENDED     MONTHS ENDED
                                                   JUNE 30, 2001    JUNE 30, 2000
                                                   ---------------  ---------------

Cash Flows from Operating Activities
    Net (loss) income from operations . . . . . .  $         (405)  $        1,655
    Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
      Loss on sale of investment. . . . . . . . .               -                5
      Amortization. . . . . . . . . . . . . . . .               -               17

    Changes in current assets and liabilities:
      Real estate held for development and sale .            (116)           1,615
      Prepaid and other assets. . . . . . . . . .             (13)              74
      Accounts receivable . . . . . . . . . . . .           3,443           (1,905)
      Receivable from affiliates. . . . . . . . .             424               44
      Deferred tax. . . . . . . . . . . . . . . .            (471)             852
      Income tax liability. . . . . . . . . . . .             633                -
      Payables. . . . . . . . . . . . . . . . . .              33               15
      Other . . . . . . . . . . . . . . . . . . .               -               47
                                                   ---------------  ---------------
        Net cash provided by operating activities           3,528            2,419

Cash Flows from Investing Activities
    Increase in note receivable . . . . . . . . .          (1,111)               -
                                                   ---------------  ---------------
        Net cash used in investing activities . .          (1,111)               -

Cash Flows from Financing Activities
    Repurchases of common stock . . . . . . . . .             (14)               -
    Dividend. . . . . . . . . . . . . . . . . . .            (300)            (300)
    Repayment of debt . . . . . . . . . . . . . .               -           (2,259)
                                                   ---------------  ---------------
        Net cash used in financing activities . .            (314)          (2,559)
                                                   ---------------  ---------------

Increase (decrease) in cash and cash equivalents.           2,103             (140)

Cash and cash equivalents, beginning of period. .           2,721            2,072
                                                   ---------------  ---------------
Cash and cash equivalents, end of period. . . . .  $        4,824   $        1,932
                                                   ===============  ===============





   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 15,824,963 and 15,837,808 for the six months ended June 30, 2001 and 2000, respectively, and 15,812,259 and 15,837,808 for the three months ended June 30, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the six months and three months ended June 30, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  SIX  MONTHS  ENDED  JUNE  30,  2001

Revenues were $0.4 million for the six months ended June 30, 2001, compared to $4.9 million for the six months ended June 30, 2000. The Corporation recognized revenue of $4.5 million from the sale of real estate in the six months ended June 30, 2000.

Costs and expenses for the six months ended June 30, 2001 were $0.6 million, compared to $2.4 million in the comparative period of 2000. Interest expense decreased to $7,000 in the six months ended June 30, 2001 from $0.2 million in the same period of 2000, primarily as a result of decreased indebtedness in the current period. General and administrative expenses were $0.6 million in the six months ended June 30, 2001, compared to $0.3 million in the same period of 2000.

The Corporation reported a net loss of $0.4 million, or $0.04 per share, in the six months ended June 30, 2001, compared to net income of $1.7 million, or $0.10 per share, in the six months ended June 30, 2000.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  JUNE  30,  2001

Revenues were $70,000 for the three months ended June 30, 2001, compared to $4.6 million for the three months ended June 30, 2000. The Corporation recognized revenue of $4.5 million from the sale of real estate in the three months ended June 30, 2000.

Costs and expenses for the three months ended June 30, 2001 were $0.5 million, compared to $2.2 million in the comparative period of 2000. Interest expense decreased to $2,000 in the three months ended June 30, 2001 from $81,000 in the same period of 2000, primarily as a result of decreased indebtedness in the current period. General and administrative expenses were $0.5 million in the three months ended June 30, 2001, compared to $0.2 million in the same period of 2000.

The Corporation reported a net loss of $0.5 million, or $0.04 per share, in the three months ended June 30, 2001, compared to net income of $1.5 million, or $0.09 per share, in the three months ended June 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation had cash and cash equivalents of $4.8 million at June 30, 2001, compared to $2.7 million at December 31, 2000.

Operating activities provided cash of $3.5 million in the six months ended June 30, 2001, compared to $2.4 million in the six months ended June 30, 2000. A decrease in accounts receivable provided cash of $3.4 million in the six months ended June 30, 2001, compared to an increase in accounts receivable using cash of $1.9 million in the same period of 2000. A decrease in a receivable from affiliates provided cash of $0.4 million in the six months ended June 30, 2001, compared to $44,000 in the same period of 2000.

Investing activities, comprising of an increase in a note receivable, used cash of $1.1 million in the six months ended June 30, 2001.

Financing activities used cash of $0.3 million in the six months ended June 30, 2001, compared to $2.6 million in the six months ended June 30, 2000. The Corporation paid $0.3 million in dividends on its preferred stock in the six months ended June 30, 2001 and 2000, respectively.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Corporation is exposed to market risks from changes in foreign currency exchange rates and equity prices which may affect its results of operations and financial condition. The Corporation does not enter into derivative contracts for its own account to hedge against these risks.

FOREIGN  CURRENCY  EXCHANGE  RATE  RISK

The following table provides information about the Corporation's exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at June 30, 2001, and expected cash flows from these instruments.




                              AS AT JUNE 30, 2001
                                (IN THOUSANDS)

                                                 EXPECTED FUTURE CASH FLOW
                                        ---------------------------------------------
                                              YEAR ENDING JUNE 30,
                      CARRYING FAIR     ---------------------------------
                      VALUE    VALUE     2002   2003   2004   2005   2006  THEREAFTER
                      -------  -------  -----  -----  -----  -----  -----  ----------
Investments(1) . . .  $    20  $    20  $   0  $   0  $   0  $   0  $   0  $    20




_____________
(1) Investments consist of equity securities, which are primarily denominated in Canadian dollars.

EQUITY  PRICE  RISK

The following table provides information about the Corporation's exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations as at June 30, 2001, and expected cash flows from these instruments.





                              AS AT JUNE 30, 2001
                                (IN THOUSANDS)

                                                 EXPECTED FUTURE CASH FLOW
                                        ---------------------------------------------
                                              YEAR ENDING JUNE 30,
                      CARRYING FAIR     ---------------------------------
                      VALUE    VALUE     2002   2003   2004   2005   2006  THEREAFTER
                      -------  -------  -----  -----  -----  -----  -----  ----------
Investments(1) . . .  $15,391  $15,391  $   0  $   0  $   0  $   0  $   0  $15,391




_____________
(1)     Investments  consist  of  equity  securities.

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2000 for additional information concerning market risk.

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

Dated:  August  13,  2001

                                   TRIMAINE  HOLDINGS,  INC.


                                   By:    /s/  Michael  J.  Smith
                                          --------------------------------------
                                          Michael  J.  Smith,  President,  Chief
                                          Financial  Officer  and  Director