Form 10-Q
period 2001-09-30
TRIMAINE HOLDINGS INC
filed 2001-11-13
CIK 948727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM        TO
                                              ----      ----

                        COMMISSION FILE NUMBER: 000-26354

                            TRIMAINE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

               WASHINGTON                                      91-1636980
          (State  or  other  jurisdiction of                (I.R.S. Employer
          incorporation  or organization)                    Identification No.)

                                 17 DAME STREET
                                DUBLIN 2, IRELAND
                    (Address of principal executive offices)

                                (35 31) 679-1688
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.       Yes    X     No
                                                   -----       -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

           Class                      Outstanding  at  November  8,  2001
           -----                      -----------------------------------
   Common  Stock,  $0.01                         15,359,397
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


                        PART  I.  FINANCIAL  INFORMATION
                                  ----------------------

ITEM  1.  FINANCIAL  STATEMENTS



                            TRIMAINE HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                    (UNAUDITED)

                            TRIMAINE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                 SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                 -------------------  -------------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                      $             4,387  $            2,721
  Accounts receivable                                             58               3,481
  Receivable from affiliates                                      42                 445
  Note receivable                                              1,111                   -
  Real estate held for development and sale                    1,044                 896
  Other assets                                                     6                   -
                                                 -------------------  ------------------
      Total current assets                                     6,648               7,543

Investments                                                   15,818              10,128
                                                 -------------------  ------------------
                                                 $            22,466  $           17,671
                                                 ===================  ==================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable                               $                69  $              100
  Accrued liabilities                                            161                 123
  Deferred tax liabilities                                     1,688                 225
  Income tax liabilities                                         404                   -
                                                 -------------------  ------------------
      Total current liabilities                                2,322                 448

Shareholders' Equity
  Preferred stock                                                  1                   1
  Common stock                                                   154                 158
  Additional paid-in capital                                  16,372              16,468
  Retained earnings                                                1                 734
  Accumulated other comprehensive income (loss)                3,616                (138)
                                                 -------------------  ------------------
      Total equity                                            20,144              17,223
                                                 -------------------  ------------------
                                                 $            22,466  $           17,671
                                                 ===================  ==================




   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                           FOR THE NINE          FOR THE NINE
                                                           MONTHS ENDED          MONTHS ENDED
                                                        SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                       --------------------  --------------------
Revenues
  Sale of real estate                                  $                 -   $             4,542
  Dividend income                                                      270                   281
  Loss on sale of investment                                             -                (1,991)
  Other                                                                153                   158
                                                       -------------------   -------------------
                                                                       423                 2,990
                                                       -------------------   -------------------

Costs and expenses
  Cost of real estate sold and related selling costs                     -                 1,961
  General and administrative expenses                                  900                   384
  Real estate taxes                                                     14                    15
  Interest                                                               9                   163
                                                       -------------------   -------------------
                                                                       923                 2,523
                                                       -------------------   -------------------

Income (loss) before income tax                                       (500)                  467

Income tax expenses (benefits)                                         (67)                  166
                                                       -------------------   -------------------

Net income (loss)                                                     (433)                  301

Retained earnings (deficit), beginning of period                       734                  (708)
Dividend paid on preferred shares                                     (300)                 (300)
                                                       -------------------   -------------------
Retained earnings (deficit), end of period             $                 1   $              (707)
                                                       ===================   ===================

Basic earnings (loss) per share                        $             (0.04)  $              0.00
                                                       ===================   ===================




   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                               FOR THE THREE         FOR THE THREE
                                                MONTHS ENDED          MONTHS ENDED
                                             SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                            --------------------   --------------------
Revenues
  Loss on sale of investment                $                 -   $            (1,986)
  Other                                                      49                    50
                                            -------------------   -------------------
                                                             49                (1,936)
                                            --------------------  -------------------

Costs and expenses
  General and administrative expenses                       300                    97
  Real estate taxes                                           4                     5
  Interest                                                    2                     2
                                            -------------------   -------------------
                                                            306                   104
                                            -------------------   -------------------

Loss before income tax                                     (257)               (2,040)

Income tax benefit                                         (229)                 (686)
                                            -------------------   -------------------

Net loss                                                    (28)               (1,354)

Retained earnings, beginning of period                       29                   647
                                            -------------------   -------------------
Retained earnings (deficit), end of period  $                 1   $              (707)
                                            ===================   ===================

Basic loss per share                        $             (0.01)  $             (0.09)
                                            ===================   ===================




   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                    FOR THE NINE         FOR THE NINE
                                                    MONTHS ENDED         MONTHS ENDED
                                                 SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                --------------------  -------------------
Net income (loss)                               $              (433)  $               301

Other comprehensive gain:
  Unrealized gain on securities, net of taxes                 3,754                 1,171
                                                -------------------   -------------------

Total comprehensive income                      $             3,321   $             1,472
                                                ===================   ===================




   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                      FOR THE THREE             FOR THE THREE
                                      MONTHS ENDED              MONTHS ENDED
                                      SEPTEMBER 30,2001         SEPTEMBER 30, 2000
                                      ------------------        -------------------
Net loss                              $              (28)        $           (1,354)

Other comprehensive gain:
  Unrealized gain on securities                      281                      1,271
                                      ------------------         ------------------

Total comprehensive income (loss)     $              253         $              (83)
                                      ==================         ==================




   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                           FOR THE NINE          FOR THE NINE
                                                           MONTHS ENDED          MONTHS ENDED
                                                        SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                       --------------------  --------------------
Cash Flows from Operating Activities:
  Net income (loss) from operation                     $              (433)  $               301
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Loss on sale of investments                                          -                 1,991
    Amortization                                                         -                    34

  Changes in current assets and liabilities:
    Accounts receivable                                              3,423                     -
    Real estate held for development and sale                         (148)                1,608
    Prepaid and other assets                                            (6)                   66
    Receivable from affiliates                                         403                    44
    Deferred tax                                                      (473)                  166
    Income tax liabilities                                             404                     -
    Accounts payable and accrued liabilities                             7                   (38)
    Other                                                                -                    50
                                                       -------------------   -------------------
      Net cash provided by operating activities                      3,177                 4,222

Cash Flows from Investing Activities:
  Increase in note receivable                                       (1,111)                    -
  Purchase of available-for-sale securities                              -                (4,138)
  Proceeds from sale of available-for-sale securities                    -                 3,647
                                                       -------------------   -------------------
      Net cash used in investing activities                         (1,111)                 (491)

Cash Flows from Financing Activities:
  Repurchase of common shares                                         (100)                    -
  Dividend                                                            (300)                 (300)
  Payment of debt                                                        -                (2,259)
                                                       -------------------   -------------------
      Net cash used in financing activities                           (400)               (2,559)
                                                       -------------------   -------------------

Increase in cash and cash equivalents                                1,666                 1,172
Cash and cash equivalents, beginning of period                       2,721                 2,072
                                                       -------------------   -------------------
Cash and cash equivalents, end of period               $             4,387   $             3,244
                                                       ===================   ===================




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

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed by dividing income or loss available to common shareholders by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 15,718,615 and 15,837,808 for the nine month periods ended September 30, 2001 and 2000, respectively.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the nine and three month periods ended September 30, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  NINE  MONTHS  ENDED  SEPTEMBER  30,  2001

Revenues decreased to $0.4 million for the nine months ended September 30, 2001 from $3.0 million for the comparable period of 2000. In 2000, the Corporation sold a 29.34 acre parcel of land in Gig Harbor, Washington for gross proceeds of approximately $4.5 million, which was partially offset by a $2.0 million loss on sale of investments.

Costs and expenses for the nine months ended September 30, 2001 were $0.9 million compared to $2.5 million in the same period in 2000. The costs and expenses in 2000 were incurred primarily in connection with the sale of real property.

Income tax benefits for the nine months ended September 30, 2001 were $67,000 as a result of the utilization of a deferred tax benefit, compared to income tax expenses of $0.2 million in the same period in 2000.

Net loss for the nine months ended September 30, 2001 was $0.4 million, or $0.04 per common share, compared to net earnings of $0.3 million, or $0.00 per common share, for the nine months ended September 30, 2000.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001

Revenues increased to $49,000 for the three months ended September 30, 2001 from $(1.9 million) for the comparable period of 2000, primarily as a result of the loss on sale of investments in 2000.

Costs and expenses increased to $0.3 million in the three months ended September 30, 2001, compared $0.1 million the three months ended September 30, 2000, primarily as a result of an increase in general and administrative expenses.

Net loss for the three months ended September 30, 2001 was $28,000, or $0.01 per common share, compared to net loss of $1.4 million, or $0.09 per common share, for the three months ended September 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation had cash and cash equivalents of $4.4 million at September 30, 2001, compared to $2.7 million at December 31, 2000.

Operating activities provided cash of $3.2 million in the nine months ended September 30, 2001, compared to $4.2 million in the nine months ended September 30, 2000. Receivables from affiliates provided cash of $0.4 million in the nine months ended September 30, 2001, compared to $44,000 during the comparable period in 2000. Accounts receivable provided cash of $3.4 million in the nine months ended September 30, 2001, compared to $nil in the comparable period in 2000. Real estate held for development and sale used cash of $0.1 million in the nine months ended September 30, 2001, compared to providing cash of $1.6 million in the comparable period of 2000.

Investing activities in the nine months ended September 30, 2001 used cash of $1.1 million, compared to $0.5 million in the same period in 2000, primarily as a result of an increase in a note receivable.

Financing  activities  used  cash  of  $0.4  million  in  the  nine months ended
September 30, 2001, compared to $2.6 million used in the nine months ended September 30, 2000, primarily as a result of a decrease in the payment of debts. The Corporation paid $0.3 million in dividends on its preferred stock in the nine months ended September 30, 2001 and 2000, respectively.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
          MARKET  RISK

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2000 and the Corporation's quarterly report on Form 10-Q for the six months ended June 30, 2001 for information concerning market risk. The Corporation believes that there were no material changes in market risk since June 30, 2001.

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2000 for information concerning legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Corporation held its annual meeting of shareholders on July 11, 2001. At the meeting, Roy Zanatta was elected as a Class III director of the Corporation for a term expiring at the annual meeting of shareholders in 2004 and Woon Hyung Lee was appointed as a Class II director of the Corporation for a term expiring at the annual meeting of shareholders in 2003. The voting results for the election of directors were as follows:




                                                           ABSTENTIONS AND
                   VOTES FOR         VOTES WITHHELD        BROKER NON-VOTES
                ---------------      --------------        ----------------
Roy Zanatta          10,258,339           5,951                 -
Woon Hyung Lee       10,258,339           5,951                 -


Mr. Lee resigned as a director of the Corporation effective October 5, 2001 and Young Soo Ko was appointed as a Class II director in his place on that same date.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November  12,  2001               TRIMAINE  HOLDINGS,  INC.


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