Form 10-K
period 2001-12-31
TRIMAINE HOLDINGS INC
filed 2002-04-01
CIK 948727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[  X  ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

[     ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                                ---------    --------

                        COMMISSION FILE NUMBER 000-26354

                             TRIMAINE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

               WASHINGTON                                 91-1636980
     (State or other jurisdiction of                  (I.R.S.  Employer
     incorporation or organization)                  Identification  No.)

                        17 DAME STREET, DUBLIN 2, IRELAND
                    (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (3531) 679-1688

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

Indicate  by  check  mark  whether  the  Registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.    Yes  [X]    No  [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $769,751 as of March 26, 2002, computed on the basis of the closing price on such date.

As of March 26, 2002, there were 15,322,697 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2001 Proxy Statement to be filed within 120 days of the period ended December 31, 2001 are incorporated by reference into Part III.

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

                                TABLE OF CONTENTS
                                -----------------
                                                                    PAGE
                                                                    ----
                                     PART I
                                     ------


ITEM  1.     BUSINESS                                                4

ITEM  2.     PROPERTIES                                              5

ITEM  3.     LEGAL  PROCEEDINGS                                      6

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE
               OF  SECURITY  HOLDERS                                 6

                                     PART II
                                     -------

ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY
               AND  RELATED STOCKHOLDER  MATTERS                     6

ITEM  6.     SELECTED  FINANCIAL  DATA                               7

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OF  FINANCIAL CONDITION  AND  RESULTS
               OF  OPERATIONS                                        8

ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE DISCLOSURES
               ABOUT MARKET  RISK                                    9

ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            11

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH
               ACCOUNTANTS  ON  ACCOUNTING  AND
               FINANCIAL  DISCLOSURE                                11

                                    PART III
                                    --------

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS
               OF  THE  REGISTRANT                                  12

ITEM  11.    EXECUTIVE  COMPENSATION                                12

ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN
               BENEFICIAL  OWNERS AND  MANAGEMENT                   12

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED
               TRANSACTIONS                                         12

                                    PART IV
                                    -------

ITEM  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,
               AND  REPORTS ON  FORM  8-K                           12

SIGNATURES                                                          25

                                     PART I
                                     ------

ITEM  1.     BUSINESS

The Corporation
---------------

TriMaine Holdings, Inc. was incorporated in the State of Washington on September 15, 1993 and commenced operations in April 1994. In this document, unless the context otherwise requires, the "Corporation", the "Company" or "TriMaine" refers to TriMaine Holdings, Inc. and its subsidiaries. The Corporation is a subsidiary of MFC Bancorp Ltd. ("MFC"), which owns approximately 82.6% of the Corporation's shares of common stock. A subsidiary of MFC also owns $6 million of preferred shares in the capital stock of the Corporation.

Business of the Corporation
---------------------------

The Corporation operates in the financial services industry. As part of the financial services industry, the Corporation has certain real estate assets which are held for sale. All of the Corporation's real estate assets are located in the Puget Sound region of the State of Washington, are undeveloped and a substantial portion are in a pre-development state. TriMaine intends, as opportunities arise, to monetize its real estate assets to finance the acquisition of interests in operating businesses. TriMaine may also acquire additional real estate assets. TriMaine intends to develop some of its undeveloped real estate properties, and in certain instances may participate in development joint venture arrangements as an interim step in the sale or monetization of a property, and will continue pre-development work on the properties to the extent necessary to protect or enhance their value.

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

In December 1998, the Corporation transferred its 50.9% interest in the shares of common stock of Mymetics Corporation (formerly Ichor Corporation) ("Mymetics") to a wholly-owned subsidiary of MFC.

At December 31, 2000, the Corporation had no full-time employees. The executive officers of the Corporation devote such time to the business of the Corporation as is required.

ITEM  2.     PROPERTIES

The Corporation has an office in Dublin, Ireland.

The Corporation's undeveloped real estate properties are located in the Puget Sound region of Washington State and consist of six parcels totalling approximately 65 acres which are zoned for various commercial uses including retail, office and business park, and two parcels totalling approximately 32 acres which are zoned for medium to high residential use. The Corporation is seeking to sell these parcels and does not intend to fully develop the majority of them prior to sale. The Corporation typically engages in such preliminary development work as is necessary to maximize the value of the parcels prior to their sale.

Gig Harbor Property
-------------------

The Corporation owns approximately 47 acres of undeveloped real property which was, in early 1997, annexed to the City of Gig Harbor, Washington, which is located at the west end of the Tacoma Narrows Bridge in Tacoma, Washington. The annexation provides for much higher intensity development than was allowed under its previous jurisdiction (Pierce County) and opens the way for a new major thoroughfare to be built through the middle of the property that connects

State Highway 16 and the north entrance of Gig Harbor. Of the total acreage, 29 acres are zoned for medium density (eight units per acre) residential use and 18 acres are zoned for business park/professional office use. The Corporation may develop all or a portion of the land through partnerships, joint ventures or other economic associations with local developers. The Corporation's current involvement is limited to pre-development work, including infrastructure (roads, sewer and water services), preliminary permits, market studies, feasibility studies and related activities.

All utilities are available to the property. The City of Gig Harbor has completed work on an extension of a street through the property, which provides access to the site from the City of Gig Harbor and State Highway 16.

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


                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS

(a) Market Information. The Corporation's common stock is quoted on the NASD OTC Bulletin Board under the symbol "TRMH". The following table sets forth the quarterly high and low sales price per share of the Corporation's common stock for the periods indicated:




Fiscal Quarter Ended          High             Low
--------------------          ----             ---
2000
March 31                   $  0.53          $  0.06
June 30                       0.34             0.13
September 30                  0.16             0.13
December 31                   0.13             0.13

2001
March 31                   $  0.06          $  0.06
June 30                       0.15             0.07
September 30                  0.33             0.15
December 31                   0.32             0.20




(b) Shareholders. At March 26, 2002, the Corporation had approximately 1,600 holders of record of its common stock.

(c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

ITEM  6.     SELECTED  FINANCIAL  DATA

The following table reflects selected consolidated financial data for the Corporation for each of its last five fiscal years. Effective December 31, 1998, the Corporation transferred its holdings of shares of common stock of Mymetics. Mymetics' results of operations for the fiscal years ended December 31, 1998 and 1997, respectively, and its assets and liabilities as at December 31, 1997, are included in the financial data presented below. The Corporation commenced operations in April 1994.



                                   FOR THE YEAR ENDED DECEMBER 31
                      --------------------------------------------------------
                        2001        2000        1999        1998        1997
                      --------    --------    --------    --------    --------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Sales of real
  estate              $      -    $  8,329    $    225    $  1,016    $  3,250
Other income          $    273    $    575    $    361    $    625    $    252
General and
  administrative
  expenses            $  1,951    $    476    $    409    $  1,152    $  1,166
Interest expense      $     16    $    167    $    861    $    360    $    949
Income (loss) from
  continuing
  operations          $ (1,117)   $  1,742    $  4,822    $    466    $    411
Net income (loss)     $ (1,117)   $  1,742    $  4,822    $    466    $ (2,618)

COMMON SHARE DATA(1)
Income (loss) from
  continuing
  operations per
  common share        $  (0.09)   $   0.09    $   0.42    $   0.02    $   0.01
Net income (loss)
  per common share    $  (0.09)   $   0.09    $   0.42    $   0.02    $  (0.27)
Weighted average
  common shares
  outstanding
  (in thousands)        15,627      15,838      10,893      10,838      10,838

BALANCE SHEET DATA
Working capital       $  5,301    $  7,095    $  4,080    $ (2,287)   $  3,774
Total assets          $ 28,747    $ 17,671    $ 17,843    $ 16,083    $ 15,760
Long-term
  obligations                -    $      -    $      -    $      -    $    646
Total shareholders'
  equity              $ 23,266    $ 17,223    $ 14,885    $  8,705    $  9,392

---------------
(1)  Basic  and  diluted  common  share  data  is  the  same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 2001, 2000 and 1999, respectively, should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included elsewhere herein. Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation.

Results  of Operations for the Year Ended December 31, 2001 Compared to the Year
--------------------------------------------------------------------------------
Ended  December  31,  2000
--------------------------

Revenues for the year ended December 31, 2001 were $0.3 million, compared to $8.9 million for the year ended December 31, 2000. In the year ended December 31, 2001, the Corporation did not sell any real estate, compared to real estate sales by $8.3 million in the comparative period of 2000. Dividend and other income provided cash of $0.3 million in the year ended December 31, 2001, compared to $0.6 million in the year ended December 31, 2000.

Costs and expenses for the year ended December 31, 2001 were $2.0 million, compared to $6.3 million for the year ended December 31, 2000. The Corporation had no costs related to real estate sales in the year ended December 31, 2001, compared to $3.6 million in costs related to real estate sales in the comparative period of 2000. General and administrative expenses increased to $2.0 million in the year ended December 31, 2001 from $0.5 million in the year ended December 31, 2000, primarily as a result of an increase in services related to the evaluation of assets and business opportunities in the current year. Interest expense decreased to $16,000 in the year ended December 31, 2001 from $0.2 million in the same period of 2000, primarily as a result of decreased indebtedness.

The Corporation had a net loss of $1.1 million, or $0.09 per common share, in the year ended December 31, 2001. In the year ended December 31, 2000, the Corporation had net income of $1.7 million, or $0.09 per common share.

Results  of Operations for the Year Ended December 31, 2000 Compared to the Year
--------------------------------------------------------------------------------
Ended  December  31,  1999
--------------------------

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

Liquidity  and  Capital  Resources
----------------------------------

The Corporation had cash of $5.9 million at December 31, 2001, compared to $2.7 million at December 31, 2000.

Net cash provided by operating activities was $3.6 million in the year ended December 31, 2001, compared to $3.5 million in the year ended December 31, 2000. Borrowings from a subsidiary of MFC provided cash of $2.0 million in the year ended December 31, 2001, compared to $44,000 in the comparative period of 2000. A decrease in accounts receivable provided cash of $3.5 million in the year ended December 31, 2001, compared to an increase in accounts receivable using cash of $3.5 million in the same period of 2000. A net increase in real estate held for development and sale used cash of $0.3 million in the year ended December 31, 2001, compared to net sales of real estate held for development and sale providing cash of $2.9 million in the year ended December 31, 2000.

Net proceeds from investing activities was nil in the year ended December 31, 2001. Proceeds from the sale of investments provided cash of $3.6 million in the year ended December 31, 2000. Purchases of investments used cash of $4.1 million in the year ended December 31, 2000.

Financing activities used cash of $0.4 million in the year ended December 31, 2001, compared to $2.4 million in the year ended December 31, 2000. A share repurchase used cash of $0.1 million in the year ended December 31, 2001. Payment of debt used cash of $2.1 million in the year ended December 31, 2000. The Corporation paid $0.3 million in dividends on its preferred stock in the years ended December 31, 2001 and 2000, respectively.

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

Interest  Rate  Risk
--------------------

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value of financial instrument assets and increase the fair value of financial instrument liabilities. A decrease in interest rates may increase the fair value of financial instrument assets and decrease the fair value of financial instrument liabilities. The Corporation's financial instruments which may be sensitive to interest rate fluctuations are investments and debt obligations. The following tables provide information about the Corporation's exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2001 and 2000, respectively, and expected cash flows from these instruments.


                            AS AT DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                           EXPECTED FUTURE CASH FLOW
             CARRYING   FAIR    ------------------------------------------------
             VALUE      VALUE   2002    2003   2004    2005   2006    THEREAFTER
             --------   -----   ----    ----   ----    ----   ----    ----------
Investments  $0         $0      $0      $0     $0      $0     $0      $0



                            AS AT DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                             EXPECTED FUTURE CASH FLOW
                CARRYING   FAIR    ---------------------------------------------
                VALUE      VALUE   2001   2002   2003   2004   2005   THEREAFTER
                --------   ------  ----   ----   ----   ----   ----   ----------
Investments(1)  $6,200     $6,200  $0     $0     $0     $0     $0     $6,200

---------------
(1)  Investments  consist  of  equity  securities.


Foreign  Currency  Exchange  Rate  Risk
---------------------------------------

The reporting currency of the Corporation is the U.S. dollar. The Corporation holds certain financial instruments denominated in Canadian dollars. A depreciation of the Canadian dollar against the U.S. dollar will decrease the fair value of financial instrument assets. An appreciation of the Canadian dollar against the U.S. dollar will increase the fair value of financial instrument assets. The Corporation's financial instruments which may be sensitive to foreign currency exchange rate fluctuations are investments. The following tables provide information about the Corporation's exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2001 and 2000, respectively, and expected cash flows from these instruments.


                            AS AT DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                             EXPECTED FUTURE CASH FLOW
                CARRYING   FAIR    ---------------------------------------------
                VALUE      VALUE   2002   2003   2004   2005   2006   THEREAFTER
                --------   -----   ----   ----   ----   ----   ----   ----------
Investments(1)  $11        $11     $0     $0     $0     $0     $0     $11

---------------
(1) Investments consist of equity securities, which are primarily denominated in Canadian dollars.

                            AS AT DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                             EXPECTED FUTURE CASH FLOW
                CARRYING   FAIR    ---------------------------------------------
                VALUE      VALUE   2001   2002   2003   2004   2005   THEREAFTER
                --------   ------  ----   ----   ----   ----   ----   ----------
Investments(1)  $6,222     $6,222  $0     $0     $0     $0     $0     $6,222

--------------
(1) Investments consist of equity securities, which are primarily denominated in Canadian dollars.


Equity  Price  Risk
-------------------

Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. The Corporation's financial instruments which may be sensitive to fluctuations in equity prices are investments. The following tables provide information about the Corporation's exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2001 and 2000, respectively, and expected cash flows from these instruments.

                             AS AT DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                             EXPECTED FUTURE CASH FLOW
                CARRYING   FAIR      ----------------------------------------
                VALUE      VALUE     2002  2003  2004  2005  2006  THEREAFTER
                --------   -------   ----  ----  ----  ----  ----  ----------
Investments(1)  $21,516    $21,516   $0    $0    $0    $0    $0    $21,516

---------------
(1)  Investments  consist  of  equity  securities.


                             AS AT DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                           EXPECTED FUTURE CASH FLOW
                CARRYING   FAIR     ----------------------------------------
                VALUE      VALUE    2001  2002  2003  2004  2005  THEREAFTER
                --------   -------  ----  ----  ----  ----  ----  ----------
Investments(1)  $10,128    $10,128  $0    $0    $0    $0    $0    $10,128


------------
(1)  Investments  consist  of  equity  securities.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 14 of this annual report, are included in this annual report commencing on page 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.

                                    PART III
                                    ---------

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

                                     PART IV
                                     -------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           (1)     Index  to  Financial  Statements
                      --------------------------------
              Independent  Auditors'  Report
              Consolidated  Balance  Sheets
              Consolidated  Statements  of  Operations
              Consolidated  Statements  of  Comprehensive  Income
              Consolidated  Statements  of  Changes  in  Shareholders'  Equity
              Consolidated  Statements  of  Cash  Flows
              Notes  to  Financial  Statements

              (2)     List  of  Exhibits
                      ------------------

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

(b)          Reports  on  Form  8-k
             ----------------------
             None.

PETERSON  SULLIVAN  P.L.L.C.
601  Union  Street  Suite  2300  Seattle  WA  98101  (206) 382-7777 fax 382-7700
                                             Certified  Public  Accountants





                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To  the  Board  of  Directors  and  Shareholders
Trimaine  Holdings,  Inc.  and  Subsidiaries



We have audited the accompanying consolidated balance sheets of Trimaine Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimaine Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Peterson  Sullivan  P.L.L.C.
February  25,  2002
Seattle,  Washington

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                            (In Thousands of Dollars)




      ASSETS                                     2001          2000
                                               -------      -------
Current Assets
  Cash                                         $ 5,919       $ 2,721
  Account receivable                                 -         3,481
  Receivables from affiliates                        -           445
  Real estate held for development
    and sale                                     1,149           896
  Other                                            163             -
                                               -------       -------
        Total current assets                     7,231         7,543

Investments                                     21,516        10,128
                                               -------       -------
                                               $28,747       $17,671
                                               =======       =======

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $   173       $   100
  Accrued liabilities                              166           123
  Advance from affiliate                         1,591             -
  Deferred income tax liability                      -           225
                                               -------       -------
        Total current liabilities                1,930           448

Deferred Income Tax Liability                    3,551             -
                                               -------       -------

                                                 5,481           448

Shareholders' Equity
  Preferred stock, Series B,
   $.01 par value, 100,000
     shares authorized, 60,000
      issued and outstanding  at
       December 31, 2001 and 2000                    1             1
  Common stock, $.01 par value,
   100,000,000 shares
    authorized, 15,322,697 and
     15,837,808 issued and
      outstanding at December 31, 2001
       and 2000                                    153           158
  Additional paid-in capital                    16,358        16,468
  Retained earnings (deficit)                     (683)          734
  Accumulated other comprehensive
   income (loss)                                 7,437          (138)
                                               -------       -------
                                                23,266        17,223
                                               -------       -------
                                               $28,747       $17,671
                                               =======       =======




The accompanying notes are an integral part of these financial statements.

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999 (In Thousands of Dollars, Except Earnings Per Share)




                                           2001          2000          1999
                                         --------      --------      --------
Revenue
  Sales of real estate                   $      -      $  8,329      $    225
  Dividend and other                          273           575           361
                                         --------      --------      --------
                                              273         8,904           586

Costs and expenses
  Cost of real estate sold and
   related selling costs                        -         3,631            95
  Loss on sale of investments                   -         1,991             -
  General and administrative                1,951           476           409
  Interest                                     16           167           861
                                         --------      --------      --------
                                            1,967         6,265         1,365
                                         --------      --------      --------
                                           (1,694)        2,639          (779)

Other income, gain on disposals
 of former subsidiaries
  (from related party $4,565 in 1999)           -             -         5,040
                                         --------      --------      --------
(Loss) income before income tax benefit
 (provision)                               (1,694)        2,639         4,261
`
Deferred income tax benefit (provision)       577          (897)          561
                                         --------      --------      --------
        Net (loss) income                $ (1,117)     $  1,742      $  4,822
                                         ========      ========      ========

Basic (loss) earnings per common
 share                                   $   (.09)     $    .09      $    .42
                                         ========      ========      ========




The  accompanying  notes  are  an  integral  part of these financial statements.

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the Years Ended December 31, 2001, 2000 and 1999
                            (In Thousands of Dollars)




                                   2001         2000         1999
                                 --------     --------     --------
Net (loss) income                $ (1,117)    $  1,742     $  4,822

Other comprehensive income
  (loss), net of tax
    Unrealized holding gains
      (losses) on securities
        arising during
          the period                7,575          896         (187)
                                 --------     --------     --------

Comprehensive income             $  6,458     $  2,638     $  4,635
                                 ========     ========     ========




The accompanying notes are an integral part of these financial statements.

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999
                            (In Thousands of Dollars)


                                                                 Number of
                               Number of                         Preferred  Preferred    Additional    Retained
                               Common          Common            Shares,    Shares,      Paid-in       Earnings
                               Shares          Shares            Series B   Series B     Capital       (Deficit)
                               --------------  ----------------  ---------  -----------  ------------  -------------------
Balance at December 31, 1998      10,837,808   $           108      60,000  $         1  $    14,673   $           (5,230)

Sale of common shares              5,000,000                50           -            -        1,795                    -

Current year change in other
 comprehensive income (loss)               -                 -           -            -            -                    -

Net income for the year                    -                 -           -            -            -                4,822

Dividend                                   -                 -           -            -            -                 (300)
                               --------------  ----------------  ---------  -----------  ------------  -------------------

Balance at December 31, 1999      15,837,808               158      60,000            1       16,468                 (708)

Current year change in other
 comprehensive income (loss)               -                 -           -            -            -                    -

Net income for the year                    -                 -           -            -            -                1,742

Dividend                                   -                 -           -            -            -                 (300)
                               --------------  ----------------  ---------  -----------  ------------  ------------------

Balance at December 31, 2000      15,837,808               158      60,000            1       16,468                  734

Share repurchase                    (515,111)               (5)          -            -         (110)                   -

Current year change in other
 comprehensive income (loss)               -                 -           -            -            -                    -

Net (loss) for the year                    -                 -           -            -            -               (1,117)

Dividend                                   -                 -           -            -            -                 (300)
                               --------------  ----------------  ---------  -----------  ------------  -------------------

Balance at December 31, 2001      15,322,697   $           153      60,000  $         1  $    16,358   $             (683)
                               ==============  ================  =========  ===========  ============  ===================



                               Accumulated
                               Other
                               Comprehensive
                               Income (Loss),
                               Unrealized
                               Income (Loss)
                               on Securities    Total
                               ---------------  --------
Balance at December 31, 1998   $         (847)  $ 8,705

Sale of common shares                       -     1,845

Current year change in other
 comprehensive income (loss)             (187)     (187)

Net income for the year                     -     4,822

Dividend                                    -      (300)
                               ---------------  --------

Balance at December 31, 1999           (1,034)   14,885

Current year change in other
 comprehensive income (loss)              896       896

Net income for the year                     -     1,742

Dividend                                    -      (300)
                               ---------------  --------

Balance at December 31, 2000             (138)   17,223

Share repurchase                            -      (115)

Current year change in other
 comprehensive income (loss)            7,575     7,575

Net (loss) for the year                     -    (1,117)

Dividend                                    -      (300)
                               ---------------  --------

Balance at December 31, 2001   $        7,437   $23,266
                               ===============  ========




The accompanying notes are an integral part of these financial statements.

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999
                            (In Thousands of Dollars)




                                          2001       2000       1999
                                        --------   --------   --------
Cash Flows from Operating Activities
  Net (loss) income                     $ (1,117)  $  1,742   $  4,822
   Adjustments to reconcile
    net (loss) income to
    net cash flows from
    operating activities
      Gain on disposal of former
       subsidiaries
       (from related party
       $4,565 in 1999)                         -          -     (5,040)
      Loss on sale of investments              -      1,991          -
      Change in operating assets and
       liabilities
        Real estate held for
         development and sale               (253)     2,870         19
        Deferred income tax asset              -        601       (601)
        Accounts receivable                3,481     (3,481)       103
        Accounts payable and accrued
         liabilities                         116       (670)       156
        Amount due to affiliates           2,036         44     (4,900)
        Deferred income tax liability       (577)       297          -
        Other                                (73)       110          8
                                        --------   --------   --------
        Net cash flows from operating
         activities                        3,613      3,504     (5,433)

Cash Flows from Investing Activities
  Proceeds from sale of investments            -      3,648      5,040
  Purchases of investments                     -     (4,138)         -
                                        --------   --------   --------

        Net cash flows from investing
         activities                            -       (490)      5,040

Cash Flows from Financing Activities
  Proceeds from debt                           -          -        400
  Payment of debt                              -     (2,065)       (75)
  Proceeds from common stock
   issuance                                    -          -      1,845
  Share repurchase                          (115)         -          -
  Dividend                                  (300)      (300)      (300)
                                        --------   --------   --------
        Net cash flows from financing
         activities                         (415)    (2,365)     1,870
                                        --------   --------   --------
        Net increase in cash               3,198        649      1,477

Cash, beginning of year                    2,721      2,072        595
                                        --------   --------   --------
Cash, end of year                       $  5,919   $  2,721   $  2,072
                                        ========   ========   ========


Cash paid for interest during years ended December 31, 2001, 2000 and 1999, was $16, $175 and $867, respectively.


The accompanying notes are an integral part of these financial statements.

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (In Thousands of Dollars, Except for Per Share Amounts)

Note  1.  Nature  of  Operations  and  Significant  Accounting  Policies

Nature  of  Operations
----------------------

Trimaine Holdings, Inc. ("the Company") is in the financial services industry. The Company is a subsidiary of MFC Bancorp, Ltd. ("MFC"), a Canadian corporation.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash
----

Cash  balances  are  occasionally  in  excess  of  federally  insured  amounts.

Investments
-----------

The Company holds certain of its marketable investments as available-for-sale securities which are stated at fair value. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of comprehensive income until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses. Investments in nonmarketable securities (consisting of preferred stock of MFC at December 31, 2000 and 1999) are stated at the lower of cost or net realizable value. Management periodically reviews the financial status of the issuers of nonmarketable securities. If, based on this review, management determines that future estimated undiscounted cash flows from these investments is less than carrying value, a loss will be recorded.

Real  Estate  Held  for  Development  and  Sale
-----------------------------------------------

Real estate held for development and sale is stated at cost unless the estimated future undiscounted cash flows expected to result from disposition is less than carrying value, in which case a loss is recognized based on the fair value of similar real estate in the same geographic region. No such losses have been recorded in these consolidated financial statements. The Company's real estate is being actively marketed and is, therefore, classified as a current asset.

---------------------

Environmental  Conservation
---------------------------

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Any potential recoveries of such liabilities are to be recorded when there is an agreement with a reimbursing entity. No such liabilities were recorded in these consolidated financial statements.

Taxes  on  Income
-----------------

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

Earnings  Per  Share
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares; however, there were no dilutive securities for 2001, 2000 and 1999.

The weighted average number of shares outstanding was 15,626,879, 15,837,808 and 10,892,603 for the years ended December 31, 2001, 2000 and 1999, respectively. The income to compute the amount attributable to common shareholders includes the recognition of preferred stock dividends in arrears of $300 for each of the years ended December 31, 2001, 2000 and 1999.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment  Information
--------------------

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

(Note  1.  Continued)
---------------------

New  Accounting  Standards
--------------------------

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," is to be applied starting with years beginning after December 15, 2001. This standard addresses how intangible assets, other than those acquired in a business combination, should be accounted for. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested annually for impairment.

Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," is effective for years beginning after June 15, 2002. This standard addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for years beginning after December 15, 2001. This standard supersedes the previous standard on this issue as well as others which dealt with accounting for discontinued operations and the elimination of an exception to consolidation.

Management believes these standards will not affect the Company's consolidated financial statements.

Note  2.  Investments

The Company has investments in available-for-sale securities which have been classified as long-term at December 31, 2001, 2000 and 1999. These securities may be summarized as follows:



                                     2001            2000            1999
                                   --------        --------        --------

Fair  value  of securities
at December 31 (of which
$21,505 represents 1,870,000
shares  of  MFC common stock
in 2001, and $3,906 and $4,438
represents 500,000 shares in
2000 and 1999, respectively)       $ 21,516        $  3,928        $  4,605

Cost of securities at December
31 (of which $10,215 represents
1,870,000 shares of  MFC common
stock in 2001, and $4,015 and
$4,830 represents 500,000 shares
in 2000  and  1999,  respectively)   10,248           4,138           5,639
                                   --------        --------        --------

Unrealized  gain (loss) at
December 31                        $ 11,268        $   (210)       $ (1,034)
                                   ========        ========        ========


At December 31, 2000 and 1999, long-term investments included 82,200 MFC Class A Preferred Shares, Series 1, carried at the original cost of $6,200. No trading market existed for these shares. Based on management's review of the financial status of MFC, fair value was determined to be equal to cost. The Company received $270, $281 and $274 in dividends in 2001, 2000 and 1999, respectively, on the preferred shares. These shares were converted into 1,370,000 common shares of MFC during 2001.

Note  3.  Preferred  Stock

The Company's Preferred Shares, Series B are voting and require that dividends be paid annually at 5% in arrears on December 31 (amounting to approximately $300 at December 31, 2001). Should dividends not be paid as required, interest at 8% is to be accrued on the unpaid amount. The Company may redeem these shares at any time at an aggregate price which includes all unpaid dividends, accrued interest and a redemption premium of 10% based on the amount paid for the shares. Upon liquidation, these shares are entitled to receive the same amounts as redemption in priority to the common or other shares. As long as any of the Preferred Shares, Series B remain outstanding, the Company cannot pay dividends on common or other junior shares, redeem less than all of these shares or issue additional preferred stock unless all unpaid dividends including interest have been paid. In any event, no shares may be issued in priority to the Preferred Shares, Series B without the approval of the preferred shareholders. All 60,000 issued and outstanding shares are held by a subsidiary of MFC.


Note  4.  Income  Tax

The reconciliation of income tax computed at the U.S. federal statutory rate to the Company's effective tax for years ended December 31 is as follows:




                                     2001         2000         999
                                   --------     --------     --------
Tax at U.S. statutory rate         $    576     $   (897)    $ (1,449)

Tax basis in disposed shares              -            -          732


Decrease (increase) in
 valuation allowance                      -            -        1,185

Other                                     1            -           93
                                   --------     --------     --------


Deferred income tax benefit
 (provision)                       $    577     $   (897)    $    561
                                   ========     ========     ========



The significant components of the Company's deferred tax asset and liability are as follows:




                                                            2001        2000
                                                          ========    ========
Available net operating loss carryforwards                $     76    $    156

Comprehensive (gain) loss                                   (3,831)         72


Tax basis in real estate acquired in excess
  of carrying value                                            171         174

Other                                                           33           -
                                                          --------    --------

                                                           (3,551)         402

Deferral of gain on sale of real estate                         -         (627)
                                                          -------     --------

Net deferred tax liability                                $(3,551)    $   (225)
                                                          =======     ========




The Company's net operating loss carryforwards of $223 will expire in the year ending December 31, 2018.


Note  5.  Transactions  With  Affiliates

The Company paid MFC $541 for investment management services during 2001. The Company received an advance of $1,591 from MFC which is outstanding at December 31, 2001. This amount will be paid in the near term without interest. Management believes that fair value approximates cost based on near term collection.

MFC charged the Company a management fee of $150, $150 and $300 during 2001, 2000 and 1999, respectively.

The Company acquired 107,952 of its common shares from MFC for $22 in cash.

The Company has receivables from affiliates of none and $445 at December 31, 2001 and 2000, respectively. Management estimates that the fair value of the receivables approximates carrying value based on similar transactions in the market.

The Company had a deposit with a banking subsidiary of MFC of $2,294 at December 31, 2000.

MFC  earned  a  fee  of  $167  during  2000  for  the  sale  of  real  estate.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March  28,  2002                         TRIMAINE  HOLDINGS,  INC.

                                                By:  /s/  Michael  J.  Smith
                                                    ----------------------------
                                                    Michael  J.  Smith
                                                    President,  Chief  Financial
                                                    Officer  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Michael  J.  Smith              Date:  March  28,  2002
-----------------------------
Michael  J.  Smith
President,  Chief  Financial
Officer  and Director


/s/  Roy  Zanatta                    Date:  March  28,  2002
-----------------------------
Roy  Zanatta
Director


/s/  Young  Soo  Ko                  Date:  March  28,  2002
-----------------------------
Young  Soo  Ko
Director

                                  EXHIBIT INDEX

Exhibit  Number         Description
---------------         -----------

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

                                   EXHIBIT 21