Form 10-Q
period 2002-03-31
TRIMAINE HOLDINGS INC
filed 2002-05-15
CIK 948727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D)
             OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         FLOOR 21, MILLENNIUM TOWER, HANDELSKAI 94-96, A-1200, VIENNA, AUSTRIA
                    (Address of principal executive offices)

                                (431) 240-25300
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                Class              Outstanding  at  May  14,  2002
                -----              -------------------------------

           Common Stock, $0.01               15,322,697
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


                          PART I. FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.  FINANCIAL  STATEMENTS


                            TRIMAINE HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                  (UNAUDITED)

                             TRIMAINE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                              MARCH 31, 2002    DECEMBER 31, 2001
                                             ---------------   ------------------
ASSETS
Current Assets
  Cash and cash equivalents                  $         5,416   $            5,919
  Real estate held for development and sale            1,215                1,149
  Other                                                  405                  163
                                             ---------------   ------------------
      Total current assets                             7,036                7,231
                                             ---------------   ------------------

Securities                                            19,366               21,516
                                             ---------------   ------------------
                                             $        26,402   $           28,747
                                             ===============   ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                           $           115   $              173
  Accrued liabilities                                    152                  166
  Advance from affiliates                              1,585                1,591
                                             ---------------   ------------------
      Total current liabilities                        1,852                1,930
                                             ---------------   ------------------

  Deferred income tax liability                        2,916                3,551
                                             ----------------  ------------------
                                                       4,768                5,481
                                             ----------------  ------------------

Shareholders' Equity
  Preferred stock                                          1                    1
  Common stock                                           153                  153
  Additional paid-in capital                          16,355               16,358
  Deficit                                               (893)                (683)
  Accumulated other comprehensive income               6,018                7,437
                                             ---------------   ------------------
      Total equity                                    21,634               23,266
                                             ---------------   ------------------
                                             $        26,402   $           28,747
                                             ===============   ==================




   The accompanying notes are an integral part of these financial statements.

                                   TRIMAINE HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                              FOR THE THREE     FOR THE THREE
                                              MONTHS ENDED      MONTHS ENDED
                                              MARCH 31, 2002    MARCH 31, 2001
                                              --------------    --------------
Dividend and other revenues                   $           251   $           304
                                              ---------------   ---------------
                                                          251               304
                                              ---------------   ---------------

Costs and expenses
  General and administrative expenses                      61               117
  Interest                                                  3                 5
                                              ---------------   ---------------
                                                           64               122
                                              ---------------   ---------------

  Income before income tax                                187               182

  Income tax expenses                                      97                62
                                              ---------------   ---------------

Net income                                                 90               120

Retained earnings (deficit), beginning
   of period                                             (683)              734
Dividends paid on preferred shares                       (300)             (300)
                                              ---------------   ---------------
Retained earnings (deficit), end of period    $          (893)  $           554
                                              ===============   ===============

Basic and diluted earning per share           $          0.00   $          0.00
                                              ===============   ===============




   The accompanying notes are an integral part of these financial statements.

                            TRIMAINE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                MONTHS ENDED      MONTHS ENDED
                                                FOR THE THREE     FOR THE THREE
                                                MARCH 31, 2002    MARCH 31, 2001
                                                --------------    --------------
Net Income                                      $           90    $          120

Other comprehensive loss:
  Unrealized loss on securities, net of taxes           (1,419)              (85)
                                                --------------    --------------

Total comprehensive (loss) income               $       (1,329)   $           35
                                                ==============    ==============




   The accompanying notes are an integral part of these financial statements.

                            TRIMAINE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                   FOR THE THREE     FOR THE THREE
                                                   MONTHS ENDED      MONTHS ENDED
                                                   MARCH 31, 2002    MARCH 31, 2001
                                                   --------------    --------------
Cash Flows from Operating Activities
    Net income                                     $            90   $           120
    Adjustments to reconcile net income to
      net cash provided by (used in)
        operating activities:                                    -                 -

Changes in current assets and liabilities:
    Accounts receivable                                         -             3,481
    Real estate held for development and sale                 (66)              (90)
    Receivable from affiliates                                  -            (1,132)
    Deferred income tax assets                                  -              (247)
    Accounts payable and accrued liabilities                  (72)               (4)
    Due to affiliate                                           (6)                -
    Income tax liabilities                                      -               534
    Deferred income tax liabilities                            96              (225)
    Other                                                    (242)                -
                                                   --------------    --------------
        Net cash provided by (used in)
            operating activities                             (200)            2,437

Cash Flows from Investing Activities
    Increase in note receivable                                 -            (1,111)
                                                   --------------    --------------
          Net cash used in investing activities                 -            (1,111)

Cash Flows from Financing Activities
    Repurchases of common shares                               (3)                -
    Dividend                                                 (300)             (300)
                                                   --------------    --------------
          Net cash used in financing activities.             (303)             (300)
                                                   --------------    --------------

Change in cash and cash equivalents                          (503)            1,026
Cash and cash equivalents, beginning of period              5,919             2,721
                                                   --------------    --------------
Cash and cash equivalents, end of period           $        5,416    $        3,747
                                                   ==============    ==============




   The accompanying notes are an integral part of these financial statements.

                            TRIMAINE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The interim period consolidated financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and accompanying notes included in the Registrant's latest annual report on Form 10-K for the year ended December 31, 2001. In the opinion of the Registrant, the unaudited consolidated financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding were 15,322,697 for the three months ended March 31, 2002 and 15,837,808 for the three months ended March 31, 2001.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the three months ended March 31, 2002 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  MARCH  31,  2002

Revenues were $0.3 million for the three months ended March 31, 2002 and 2001, respectively, primarily as a result of dividends received on shares held by the Corporation and interest income.

Costs and expenses for the three months ended March 31, 2002 were $64,000, compared to $0.1 million in the comparative period of 2001. Interest expense decreased to $3,000 in the three months ended March 31, 2002 from $5,000 in the same period of 2001, primarily as a result of decreased indebtedness in the current period.

Net income was $0.1 million in the three months ended March 31, 2002 and 2001, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation had cash of $5.4 million at March 31, 2002 compared to $5.9 million at December 31, 2001.

Operating activities used cash of $0.2 million in the three months ended March 31, 2002, compared to providing cash of $2.4 million in the three months ended March 31, 2001. There were no accounts receivable activity in the three months ended March 31, 2002, compared to a decrease in accounts receivable providing cash of $3.5 million in the three months ended March 31, 2001. There were no receivables from affiliates activity in the three months ended March 31, 2002, compared to an increase of the same using cash of $1.1 million in the same period of 2001.

Investing activities used no cash in the three months ended March 31, 2002, compared to $1.1 million used in the three months ended March 31, 2001, primarily as a result of an increase in a note receivable.

Financing  activities  used cash of $0.3 million in the three months ended March
31, 2002 and 2001, respectively, primarily as a result of the payment of dividends on its preferred stock.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2001 for information concerning market risk.

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2001 for information concerning legal proceedings.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

        None.

(b)     REPORTS  ON  FORM  8-K

        None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  14,  2002

                                         TRIMAINE HOLDINGS, INC.


                                         By:  /s/  Michael  J.  Smith
                                              -------------------------------
                                              Michael  J.  Smith,  President,
                                              Chief  Financial  Officer  and
                                              Director