Form 10-Q
period 2002-06-30
TRIMAINE HOLDINGS INC
filed 2002-08-14
CIK 948727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
            OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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


                                (431) 240-25300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.       Yes    X     No
                                                   -----       -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              Class                 Outstanding at August 13, 2002
              -----                 ------------------------------

       Common Stock, $0.01                    15,293,697
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

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                  (UNAUDITED)

                             TRIMAINE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                           JUNE 30, 2002     DECEMBER 31, 2001
                                           -------------     -----------------

                                     ASSETS

Current Assets
  Cash and cash equivalents                  $     4,440           $     5,919
  Accounts receivable                                905                     -
  Real estate held for development
    and sale                                       1,223                 1,149
  Other                                              437                   163
                                             -----------           -----------
      Total current assets                         7,005                 7,231

Securities                                        16,187                21,516
                                             -----------           -----------
                                             $    23,192           $    28,747
                                             ===========           ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                           $        90           $        173
  Accrued liabilities                                159                    166
  Advance from affiliates                          1,591                  1,591
                                             -----------           ------------
      Total current liabilities                    1,840                  1,930

  Deferred income tax liability                    1,798                  3,551
                                             -----------           ------------
                                                   3,638                  5,481

Shareholders' Equity
  Preferred stock                                      1                      1
  Common stock                                       153                    153
  Additional paid-in capital                      16,348                 16,358
  Deficit                                           (868)                  (683)
  Accumulated other comprehensive income           3,920                  7,437
                                             -----------           ------------
      Total equity                                19,554                 23,266
                                             -----------           ------------
                                             $    23,192           $     28,747
                                             ===========           ============





   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                             FOR THE SIX         FOR THE SIX
                                             MONTHS ENDED        MONTHS ENDED
                                             JUNE 30, 2002       JUNE 30, 2001
                                             -------------       -------------
Revenues
  Dividend and other                         $         281       $         374
                                             -------------       -------------
                                                       281                 374
                                             -------------       -------------

Costs and expenses
  General and administrative expenses                  103                 610
  Interest                                               4                   7
                                             -------------       -------------
                                                       107                 617
                                             -------------       -------------

Income (loss) before income tax                        174                (243)

Income tax expenses                                     59                 162
                                             -------------       -------------

Net income (loss)                                      115                (405)

Retained earnings (deficit),
  beginning of period                                 (683)                734
Dividends paid on preferred shares                    (300)               (300)
                                             -------------       -------------
Retained earnings (deficit),
  end of period                              $        (868)      $          29
                                             =============       =============

Basic and diluted loss per share             $       (0.00)      $       (0.04)
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




                                             FOR THE THREE       FOR THE THREE
                                             MONTHS ENDED        MONTHS ENDED
                                             JUNE 30, 2002       JUNE 30, 2001
                                             -------------       -------------
Revenues
  Dividend and other                         $          30       $          70
                                             -------------       -------------
                                                        30                  70
                                             -------------       -------------

Costs and expenses
  General and administrative expenses                   42                 493
  Interest                                               1                   2
                                             -------------       -------------
                                                        43                 495
                                             -------------       -------------

Loss before income tax                                 (13)               (425)

Income tax expenses (benefits)                         (38)                100
                                             -------------       -------------

Net income (loss)                                       25                (525)

Retained earnings (deficit),
  beginning of period                                 (893)                554
                                             -------------       -------------

Retained earnings (deficit),
  end of period                              $        (868)      $          29
                                             =============       =============

Basic and diluted loss per share             $       (0.00)      $       (0.04)
                                             =============       =============





   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                             FOR THE SIX         FOR THE SIX
                                             MONTHS ENDED        MONTHS ENDED
                                             JUNE 30, 2002       JUNE 30, 2001
                                             -------------       -------------
Net Income (loss)                            $         115       $        (405)

Other comprehensive gain (loss):
  Unrealized gain (loss) on securities,
    net of taxes                                    (3,517)              3,473
                                             -------------       -------------

Total comprehensive income (loss)            $      (3,402)      $       3,068
                                             =============       =============





   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                             FOR THE THREE       FOR THE THREE
                                             MONTHS ENDED        MONTHS ENDED
                                             JUNE 30, 2002       JUNE 30, 2001
                                             -------------       -------------
Net income (loss)                            $          25       $        (525)

Other comprehensive gain (loss):
  Unrealized gain (loss) on securities,
    net of taxes                                    (2,098)              3,558
                                             -------------       -------------

Total comprehensive income (loss)            $      (2,073)       $      3,033
                                             =============        ============





   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                    FOR THE SIX      FOR THE SIX
                                                    MONTHS ENDED     MONTHS ENDED
                                                    JUNE 30, 2002    JUNE 30, 2001
                                                    -------------    -------------
Cash Flows from Operating Activities
    Net income (loss) from operation                $         115    $        (405)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in)
        operating activities:                                   -                -

Changes in current assets and liabilities:
    Accounts receivable                                      (905)           3,443
    Real estate held for development and sale                 (74)            (116)
    Receivable from affiliates                                  -              424
    Accounts payable and accrued liabilities                  (90)              33
    Income tax liabilities                                      -              633
    Deferred income tax liabilities                            59             (471)
    Other                                                    (274)             (13)
                                                    -------------    -------------
        Net cash provided by (used in)
            operating activities                           (1,169)           3,528

Cash Flows from Investing Activities
    Increase in note receivable                                 -           (1,111)
                                                    -------------    -------------
        Net cash used in investing activities                   -           (1,111)

Cash Flows from Financing Activities
    Repurchases of common shares                              (10)             (14)
    Dividend                                                 (300)            (300)
                                                    -------------    -------------
        Net cash used in financing activities                (310)            (314)
                                                    -------------    -------------

Change in cash and cash equivalents                        (1,479)           2,103
Cash and cash equivalents,
  beginning of period                                       5,919            2,721
                                                    -------------    -------------
Cash and cash equivalents, end of period            $       4,440    $       4,824
                                                    =============    =============





   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

Note  2.  Earnings  (Loss)  Per  Share

Basic earnings (loss) per share is computed on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding were 15,312,388 for the six months ended June 30, 2002 and 15,824,963 for the six months ended June 30, 2001.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the six months ended June 30, 2002 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results  of  Operations  -  Six  Months  Ended  June  30,  2002

Revenues were $0.3 million for the six months ended June 30, 2002 and $0.4 million for the six months ended June 30, 2001, consisting primarily of dividends received on shares held by the Corporation, investment and interest income.

Costs and expenses for the six months ended June 30, 2002 were $0.1 million, compared to $0.6 million in the comparative period of 2001. Interest expense decreased to $4,000 in the six months ended June 30, 2002 from $7,000 in the same period of 2001, primarily as a result of decreased indebtedness in the current period.

Net income was $0.1 million in the six months ended June 30, 2002 compared to a net loss of $0.4 million in the comparative period of 2001.

Results  of  Operations  -  Three  Months  Ended  June  30,  2002

Revenues were $30,000 for the three months ended June 30, 2002 and $70,000 for the three months ended June 30, 2001, consisting primarily of investment and interest income.

Costs and expenses for the three months ended June 30, 2002 were $43,000, compared to $0.5 million in the comparative period of 2001. Interest expense decreased to $1,000 in the three months ended June 30, 2002 from $2,000 in the same period of 2001, primarily as a result of decreased indebtedness in the current period.

Net income was $25,000 in the three months ended June 30, 2002 compared to a net loss of $0.5 million in the comparative period of 2001.

Liquidity  and  Capital  Resources

The Corporation had cash of $4.4 million at June 30, 2002 compared to $5.9 million at December 31, 2001.

Operating activities used cash of $1.2 million in the six months ended June 30, 2002, compared to providing cash of $3.5 million in the six months ended June 30, 2001. There was an increase in accounts receivable which used cash of $0.9 million in the six months ended June 30, 2002, compared to a decrease in accounts receivable providing cash of $3.4 million in the six months ended June 30, 2001. There were no receivables from affiliates activity in the six months ended June 30, 2002, compared to a decrease of the same providing cash of $0.4 million in the same period of 2001.

Investing activities used no cash in the six months ended June 30, 2002, compared to $1.1 million used in the six months ended June 30, 2001, primarily as a result of an increase in a note receivable.

Financing activities used cash of $0.3 million in the six months ended June 30, 2002 and 2001, respectively, primarily as a result of the payment of dividends on its preferred stock.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

        99 - Certification  of  Periodic  Report

(b)     REPORTS  ON  FORM  8-K

        Form  8-K  dated  July  25,  2002
           Item  5.  Other  Events

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August  13,  2002

                                   TRIMAINE  HOLDINGS,  INC.


                                   By: /s/  Michael  J.  Smith
                                       --------------------------------------
                                       Michael  J.  Smith,  President,  Chief
                                       Financial  Officer  and  Director