Form 10-Q
period 2002-09-30
TRIMAINE HOLDINGS INC
filed 2002-11-14
CIK 948727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

      FLOOR 21, MILLENNIUM TOWER, HANDELSKAI 94-96, A-1200, VIENNA, AUSTRIA
                               (Address of office)

                                 (43) 1 240 25 102
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.       Yes    X     No
                                                   -----       -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

               Class             Outstanding at November 13, 2002
               -----             --------------------------------
           Common  Stock,                   15,293,697
          $0.01 par value

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




                          PART I. FINANCIAL INFORMATION
                                  ---------------------


ITEM  1.  FINANCIAL  STATEMENTS

                            TRIMAINE HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                  (UNAUDITED)

                             TRIMAINE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                       SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                       ------------------    -----------------
                             ASSETS

Current Assets
  Cash and cash equivalents              $         3,538     $         5,919
  Accounts receivable                                718                   -
  Real estate held for development
    and sale                                       1,224               1,149
  Other                                              426                 163
                                         ---------------     ---------------
      Total current assets                         5,906               7,231

  Securities                                      13,363              21,516
                                         ---------------     ---------------
                                         $        19,269     $        28,747
                                         ===============     ===============


             LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
  Accounts payable                       $            10     $           173
  Accrued liabilities                                163                 166
  Advances from affiliates                           598               1,591
                                         ---------------     ---------------
      Total current liabilities                      771               1,930

Deferred Income Tax Liability                        830               3,551
                                         ---------------     ---------------
                                                   1,601               5,481

Shareholders' Equity
  Preferred stock                                      1                   1
  Common stock                                       153                 153
  Additional paid-in capital                      16,340              16,358
  Deficit                                           (882)               (683)
  Accumulated other comprehensive income           2,056               7,437
                                         ---------------     ---------------
      Total equity                                17,668              23,266
                                         ---------------     ---------------
                                         $        19,269     $        28,747
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

                                    FOR THE NINE          FOR THE NINE
                                    MONTHS ENDED          MONTHS ENDED
                                    SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                    ------------------    ------------------
REVENUES
Dividend and other                   $             356      $            423
                                     -----------------      ----------------

COSTS AND EXPENSES
General and administrative expenses                194                   914
Interest                                             9                     9
                                     -----------------      ----------------
                                                   203                   923
                                     -----------------      ----------------

Income (loss) before income tax                    153                  (500)

Income tax expenses (benefits)                      52                   (67)
                                     -----------------      ----------------

Net income (loss)                                  101                  (433)

Retained earnings (deficit),
  beginning of period                             (683)                  734
Dividends paid on preferred shares                (300)                 (300)
                                     -----------------      ----------------
Retained earnings (deficit),
  end of period                      $            (882)     $              1
                                     =================      ================

Basic and diluted loss per share     $           (0.01)     $          (0.04)
                                     =================      ================




   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     FOR THE THREE         FOR THE THREE
                                     MONTHS ENDED          MONTHS ENDED
                                     SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                     ------------------    ------------------
REVENUES
Dividend and other                   $              75      $              49
                                     -----------------      -----------------

COSTS AND EXPENSES
General and administrative expenses                 91                    304
Interest                                             5                      2
                                     -----------------      -----------------
                                                    96                    306
                                     -----------------      -----------------

Loss before income tax                             (21)                  (257)

Income tax benefits                                 (7)                  (229)
                                     -----------------      -----------------

Net loss                                           (14)                   (28)

Retained earnings (deficit),
  beginning of period                             (868)                    29
                                     -----------------      -----------------
Retained earnings (deficit),
  end of period                      $            (882)     $               1
                                     =================      =================

Basic and diluted loss per share     $           (0.01)     $           (0.01)
                                     =================      =================




   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                FOR THE NINE          FOR THE NINE
                                MONTHS ENDED          MONTHS ENDED
                                SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                ------------------    ------------------
Net income (loss)                  $          101        $        (433)

Other comprehensive gain (loss):
  Unrealized gain (loss)
    on securities, net of taxes            (5,381)               3,754
                                   --------------        -------------

Total comprehensive income (loss)  $       (5,280)       $       3,321
                                   ==============        =============




   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                   FOR THE THREE        FOR THE THREE
                                   MONTHS ENDED         MONTHS ENDED
                                   SEPTEMBER 30,2002    SEPTEMBER 30, 2001
                                   -----------------   -------------------
Net loss                            $           (14)    $             (28)

Other comprehensive gain (loss):
  Unrealized gain (loss) on
    securities, net of taxes                 (1,864)                  281
                                    ---------------     -----------------

Total comprehensive income (loss)   $        (1,878)      $           253
                                    ===============       ===============




   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                           FOR THE NINE          FOR THE NINE
                                           MONTHS ENDED          MONTHS ENDED
                                           SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                           ------------------    ------------------
Cash Flows from Operating Activities
  Net income (loss) from operation          $          101        $          (433)
  Adjustments to reconcile net income
    (loss) to net cash provided by
      (used in) operating activities                     -                      -

  Changes in current assets and liabilities:
    Accounts receivable                               (718)                 3,423
    Real estate held for development and sale          (75)                  (148)
    Advances from affiliates                             -                    403
    Accounts payable and accrued liabilities          (166)                     7
    Amount due to affiliates                          (993)                     -
    Income tax liabilities                               -                    404
    Deferred income tax liabilities                     51                   (473)
    Other                                             (263)                    (6)
                                            --------------        ---------------
      Net cash provided by (used in)
        operating activities                        (2,063)                 3,177

Cash Flows from Investing Activities
  Increase in note receivable                            -                 (1,111)
                                            --------------        ---------------
      Net cash used in investing
        activities                                       -                 (1,111)

Cash Flows from Financing Activities
  Repurchase of common shares                          (18)                  (100)
  Dividend                                            (300)                  (300)
                                            --------------        ---------------
      Net cash used in financing
        activities                                    (318)                  (400)
                                            --------------        ---------------

Change in cash and cash equivalents                 (2,381)                 1,666

Cash and cash equivalents,
  beginning of period                                5,919                  2,721
                                            --------------        ---------------
Cash and cash equivalents, end of period    $        3,538        $         4,387
                                            ==============        ===============




   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.

The weighted average number of shares outstanding was 15,303,435 and 15,718,615 for the nine month periods ended September 30, 2002 and 2001, respectively. The weighted average number of shares outstanding was 15,285,822 and 15,509,389 for the three months periods ended September 30, 2002 and 2001, respectively. The income to compute the amount attributable to common shareholders includes the recognition of preferred stock dividend of $225,000 in the nine months ended September 30, 2002 and $75,000 in the three months ended September 30, 2002.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the nine and three month periods ended September 30, 2002 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report.

RESULTS  OF  OPERATIONS  -  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002

Revenues were $0.4 million for each of the nine months ended September 30, 2002 and 2001, consisting primarily of dividends received on shares held by the Corporation, and investment and interest income.

Costs and expenses for the nine months ended September 30, 2002 decreased to $0.2 million from $0.9 million in the comparative period of 2001, primarily as a result of reduced general and administrative expenses due to a decrease in consulting services. Interest expense was $9,000 in each of the nine months ended September 30, 2002 and 2001.

Net income for the nine months ended September 30, 2002 was $0.1 million, or a loss of $ 0.01 per common share, compared to a net loss of $0.4 million, or $0.04 per common share, for the nine months ended September 30, 2001.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  SEPTEMBER  30,  2002

Revenues increased to $75,000 for the three months ended September 30, 2002 from $49,000 for the comparable period of 2001, consisting primarily of investment and interest income.

Costs and expenses decreased to $0.1 million in the three months ended September 30, 2002 from $0.3 million in the three months ended September 30, 2001, primarily as a result of reduced general and administrative expenses due to a decrease in consulting services. Interest expense increased marginally in the three months ended September 30, 2002 from the same period of 2001.

Net loss for the three months ended September 30, 2002 was $14,000, or $0.01 per common share, compared to $28,000, or $0.01 per common share, for the three months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation had cash and cash equivalents of $3.5 million at September 30, 2002, compared to $5.9 million at December 31, 2001.

Operating  activities  used  cash  of  $2.1  million  in  the  nine months ended
September 30, 2002, compared to providing cash of $3.2 million in the nine months ended September 30, 2001. A decrease in amounts due to affiliates used cash of $1.0 million in the nine months ended September 30, 2002. An increase in accounts receivable used cash of $0.7 million in the nine months ended

September 30, 2002, compared to a decrease in same providing cash of $3.4 million in the comparable period in 2001. An increase in real estate held for development and sale used cash of $0.1 million in each of the nine months ended September 30, 2002 and 2001. A decrease in accounts payable and accrued liabilities used cash of $0.2 million in the nine months ended September 30, 2002, compared to an increase in same providing cash of $7,000 in comparable period of 2001. Changes in other current assets and liabilities used cash of $0.3 million in the current period, compared to $6,000 in the comparable period of 2001.

Investing  activities  used no cash in the nine months ended September 30, 2002.
Investing  activities  used  cash  of  $1.1  million  in  the  nine months ended
September  30,  2001  as  a  result  of  an  increase  in  a  note  receivable.

Financing activities used cash of $0.3 million in the nine months ended September 30, 2002, compared to $0.4 million in the nine months ended September 30, 2001. The Corporation paid $0.3 million in dividends on its preferred stock in the nine months ended September 30, 2002 and 2001, respectively.

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


ITEM  4.     DISCLOSURE  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2001 for information concerning legal proceedings.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Corporation held its annual meeting of shareholders on July 12, 2002. At the meeting, Michael J. Smith was elected as a Class I director of the Corporation for a term expiring at the annual meeting of shareholders in 2005 and Young Soo Ko was elected as a Class II director of the Corporation for a term expiring at the annual meeting of shareholders in 2003. The voting results for the election of directors were as follows:


                                                             ABSTENTIONS AND
                       VOTES FOR      VOTES WITHHELD         BROKER NON-VOTES
                       ---------      --------------         ----------------
Michael J. Smith        9,346,030          15,477                 -
Young Soo Ko            9,346,030          15,477                 -



Roy  Zanatta  continued  his  term  as  a  director  of  the  Corporation.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)     EXHIBITS

                  99.1  -   Certification  of  Periodic  Report

          (b)     REPORTS  ON  FORM  8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November  13,  2002


                                   TRIMAINE  HOLDINGS,  INC.


                                   By:  /s/  Michael  J.  Smith
                                        -------------------------------
                                        Michael J. Smith, President and
                                        Chief Financial Officer

                        CERTIFICATION OF PERIODIC REPORT


I, Michael Smith, President and Chief Financial Officer of TriMaine Holdings, Inc. (the "Registrant"), certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-Q of TriMaine Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  13,  2002
                                       /s/  Michael  J.  Smith
                                       -----------------------------------------
                                       Michael  J.  Smith
                                       President  and  Chief  Financial  Officer

                                  EXHIBIT 99.1