Form 10-K
period 2002-12-31
TRIMAINE HOLDINGS INC
filed 2003-03-31
CIK 948727

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

                   For the fiscal year ended December 31, 2002

                                       or

[     ]    TRANSITION REPORT PURSUANT TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        COMMISSION FILE NUMBER 000-26354

                             TRIMAINE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                WASHINGTON                         91-1636980
     (State or other jurisdiction of           (I.R.S.  Employer
      incorporation or organization)           Identification  No.)

      FLOOR 21, MILLENNIUM TOWER, HANDELSKAI 94-96, A-1200, VIENNA, AUSTRIA
                               (Address of office)

     Registrant's telephone number, including area code:  (43) 1 240 25 102

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  Yes  [   ]    No  [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of the voting stock on the OTC Bulletin Board on such date, was approximately $931,386.

As of March 15, 2003, there were 15,247,897 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2003 Proxy Statement to be filed within 120 days of the period ended December 31, 2002 are incorporated by reference into Part III hereof.
================================================================================

FORWARD-LOOKING  STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices and other economic conditions; actions by competitors; natural phenomena; actions by government and regulatory authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements. Some of these risks and assumptions include those set forth under the sub-heading "Cautionary Statement Regarding Forward-Looking Information" in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Investors are advised that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to the Corporation or persons acting on its behalf. Unless required by law, the Corporation does not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, investors should carefully review the reports and documents filed by the Corporation from time to time with the Securities and Exchange Commission (the "SEC"), particularly its quarterly reports on Form 10-Q and current reports on Form 8-K.

                                TABLE OF CONTENTS
                                -----------------

                                                                     PAGE
                                                                     ----
                                     PART I

   ITEM 1.   BUSINESS                                                  4

   ITEM 2.   PROPERTIES                                                5

   ITEM 3.   LEGAL PROCEEDINGS                                         5

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS        5

                                    PART II

   ITEM 5.   MARKET FOR REGITRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                       6

   ITEM 6.   SELECTED FINANCIAL DATA                                   7

   ITEM 7.   MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                       8

   ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK                                                      11

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               12

   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLSOURE                       12

                                    PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       13

   ITEM 11.   EXECUTIVE COMPENSATION                                   13

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                           13

   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           13

   ITEM 14.   CONTROLS AND PROCEDURES                                  13

                                    PART IV

   ITEM 15.   EXHIBITS, FINANCIALS STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K                                      14

   SIGNATURES                                                          26

                                     PART I

ITEM  1.  BUSINESS

THE  CORPORATION

TriMaine Holdings, Inc. was incorporated under the laws of the State of Washington on September 15, 1993 and commenced operations in April 1994. In this document, unless the context otherwise requires, the "Corporation" or "TriMaine" refers to TriMaine Holdings, Inc. and its subsidiaries. The Corporation is a subsidiary of MFC Bancorp Ltd. ("MFC"), which owns approximately 83% of the Corporation's shares of common stock. A subsidiary of MFC also owns $6 million of preferred shares in the capital stock of the Corporation.

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

In 1990, the Washington State legislature passed the Growth Management Act ("GMA") to "guide the development and adoption of comprehensive plans and development regulations" in the State of Washington. The goal of the comprehensive development plans is to, among other things, reduce the development density in rural areas, encourage affordable housing and a variety of housing densities, maintain and conserve natural resource industries and lands and protect and enhance the environment and the availability of water.

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

At December 31, 2002, the Corporation had no full-time employees. The executive officers of the Corporation devote such time to the business of the Corporation as is required.

ITEM  2.  PROPERTIES

The  Corporation  has  an  office  in  Vienna,  Austria.

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

                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
          MATTERS

(a) MARKET INFORMATION. The Corporation's common stock is quoted on the NASD OTC Bulletin Board under the symbol "TRMH". The following table sets forth the quarterly high and low sales price per share of the Corporation's common stock for the periods indicated. These are inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.


                 FISCAL QUARTER ENDED          HIGH           LOW
                 ----------------------       ------         ------

                 2001
                 March 31                     $ 0.06         $ 0.06
                 June 30                        0.15           0.07
                 September 30                   0.33           0.15
                 December 31                    0.32           0.20

                 2002
                 March 31                     $ 0.37         $ 0.30
                 June 30                        0.45           0.35
                 September 30                   0.37           0.35
                 December 31                    0.45           0.35


(b) SHAREHOLDERS. At March 15, 2003, the Corporation had approximately 1,601 holders of record of its common stock.

(c) DIVIDENDS. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

ITEM  6.  SELECTED  FINANCIAL  DATA

The following table reflects selected consolidated financial data for the Corporation for each of its last five fiscal years. Effective December 31, 1998, the Corporation transferred its holdings of shares of common stock of Mymetics. Mymetics' results of operations for the fiscal year ended December 31, 1998 are included in the financial data presented below. The Corporation commenced operations in April 1994.


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                   2002          2001          2000          1999          1998
                                                ----------    ----------    ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Sales of real estate                            $       -     $       -      $  8,329     $     225     $   1,016
Other income                                    $     515     $     273      $    575     $     361     $     625
General and
  administrative expenses                       $     250     $   1,951      $    476     $     409     $   1,152
Interest expense                                $      15     $      16      $    167     $     861     $     360
Income (loss) from
  continuing operations                         $     276     $  (1,117)     $  1,742     $   4,822     $     466
Net income (loss)                               $     276     $  (1,117)     $  1,742     $   4,822     $     466

COMMON SHARE DATA(1)
Income (loss) from continuing
  operations per common share                   $       -     $   (0.09)     $   0.09     $    0.42     $    0.02
Net income (loss) per
  common share                                  $       -     $   (0.09)     $   0.09     $    0.42     $    0.02
Weighted average common
  shares outstanding (in thousands)                15,292        15,627        15,838        10,893        10,838

BALANCE SHEET DATA
Working capital                                 $   5,177     $   5,301      $  7,095     $   4,080     $  (2,287)
Total assets                                    $  19,647     $  28,747      $ 17,671     $  17,843     $  16,083
Long-term obligations                           $       -     $       -      $      -     $       -     $       -
Total shareholders' equity                      $  18,052     $  23,266      $ 17,223     $  14,885     $   8,705
__________________
(1)  Basic and diluted common share data is the same.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included in this annual report. Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Revenues for the year ended December 31, 2002 were $0.5 million, compared to $0.3 million for the year ended December 31, 2001, and consisted primarily of investment and interest income. In the years ended December 31, 2002 and 2001, the Corporation did not sell any real estate.

Costs and expenses for the year ended December 31, 2002 were $0.3 million, compared to $2.0 million for the year ended December 31, 2001. The Corporation had no costs related to real estate sales in the years ended December 31, 2002 and 2001. General and administrative expenses decreased to $0.3 million in the year ended December 31, 2002 from $2.0 million in the year ended December 31, 2001, primarily due to a decrease in consulting services. Interest expense decreased marginally in the year ended December 31, 2002 from the same period of 2001, primarily as a result of decreased indebtedness.

The Corporation had net income of $0.3 million, or nil per common share, in the year ended December 31, 2002. In the year ended December 31, 2001, the Corporation had a net loss of $1.1 million, or $0.09 per common share.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Revenues for the year ended December 31, 2001 were $0.3 million, compared to $8.9 million for the year ended December 31, 2000. In the year ended December 31, 2001, the Corporation did not sell any real estate, compared to real estate sales of $8.3 million in the comparative period of 2000. Dividend and other income provided cash of $0.3 million in the year ended December 31, 2001, compared to $0.6 million in the year ended December 31, 2000.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation had cash and cash equivalents of $3.5 million at December 31, 2002, compared to $5.9 million at December 31, 2001.

Operating activities used cash of $1.4 million in the year ended December 31, 2002, compared to providing cash of $3.6 million in the year ended December 31, 2001. The repayment of amounts borrowed from a subsidiary of MFC used cash of $1.1 million in the year ended December 31, 2002, compared to borrowings from a subsidiary of MFC providing cash of $2.0 million in the comparative period of 2001. Net improvements of real estate held for development and sale used cash of $0.1 million in the year ended December 31, 2002, compared to $0.3 million in the year ended December 31, 2001. A decrease in accounts payable and accrued liabilities used cash of $0.1 million in the year ended December 31, 2002, compared to an increase in the same providing cash of $0.1 million in the year ended December 31, 2001. A decrease in accounts receivable provided cash of $3.5 million in the year ended December 31, 2001.

Investing activities used cash of $0.7 million in the year ended December 31, 2002 as a result of a loan to an unrelated corporation.

Financing activities used cash of $0.3 million in the year ended December 31, 2002, compared to $0.4 million in the year ended December 31, 2001. A repurchase by the Corporation of its shares used cash of $28,000 in the year ended December 31, 2002, compared to $0.1 million in the year ended December 31, 2001. The Corporation paid $0.3 million in dividends on its preferred stock in the years ended December 31, 2002 and 2001, respectively.

The Corporation has no commitments for capital expenditures in relation to its undeveloped real estate, although it is required to provide funds for pre-development work on certain parcels in order to enhance their marketability and sale value.

The Corporation believes that its assets should enable the Corporation to meet its current ongoing liquidity requirements.

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of the Corporation to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Corporation's management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. The Corporation has identified a certain accounting policy, described below, that is most important to the portrayal of its current financial condition and results of operations. The Corporation's significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in this annual report.

INVESTMENTS. The Corporation holds certain of its marketable investments as available-for-sale securities which are stated at fair value. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of comprehensive income until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income.

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  INFORMATION

Statements in this annual report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements are based on present information the Corporation has related to its existing business circumstances and involve a number of risks and uncertainties, any of which could cause actual results to differ materially from these forward-looking statements. Investors are cautioned that the Corporation does not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. Factors that could cause actual results to differ materially include, but are not limited to:

ENVIRONMENTAL REGULATION. The Corporation is subject to extensive environmental laws and regulations. Because the Corporation owns real property, various federal, state and local laws might impose liability on the Corporation for the cost of removing or remediating various hazardous substances released on or in the Corporation's property. The Corporation may incur substantial costs to comply with current environmental requirements or new environmental laws that might be adopted. In addition, the Corporation may discover currently unknown environmental problems or conditions in the future and may incur substantial costs in correcting such problems or conditions.

PROPERTY DEVELOPMENT IN WASHINGTON STATE. The development of real property in the State of Washington is subject to multiple layers of government regulation, including state law and certain ordinances of the city and county wherein the property is located. Environmental regulations at the federal, state and local levels with regard to wetlands, stormwater retention and discharge, wildlife, tree preservation, slopes and groundwater recharge have greatly increased the cost and uncertainty related to the development of property in the State of Washington, have lengthened the time necessary to receive development permits and may materially adversely affect the operations of the Corporation.

ECONOMIC CONDITIONS. The Corporation has significant real estate holdings that can be difficult to sell in unfavourable economic conditions and that can have unpredictable decreases in value. This makes it difficult for the Corporation to vary its investment portfolio and to limit its risk when economic conditions change. Zoning law changes and changes in environmental protection laws, among other things, can also lower the value of the Corporation's investments.

PROPERTY TAXES. Property taxes can increase and cause a decline in net property values. Each of the Corporation's properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as the Corporation's properties are assessed or reassessed by tax authorities. Such increases could reduce the net amount earned by the Corporation on sales of its properties.

LEGAL PROCEEDINGS. Although the Corporation is not currently subject to any material legal proceedings, should legal proceedings be initiated against it in the future, whether in connection with environmental matters or otherwise, pursuant to which the Corporation is required to pay significant amounts under an order issued in or to settle such a proceeding, the Corporation's results of operations and financial condition would be materially adversely affected.

OTHER RISKS. The Corporation's future results could be adversely affected by a variety of other factors beyond its control, including, but not limited to:

   * general economic and business conditions, including changes in interest rates;
   *   prices  and  other  economic  conditions;
   *   natural  phenomena;
   * actions by government authorities, including changes in government regulation;
   *   uncertainties  associated  with  legal  proceedings;
   *   future decisions  by  management  in  response  to  changing  conditions;
   *   the Corporation's  ability  to  execute  prospective  business plans; and
   *   misjudgments in  the  course  of  preparing  forward-looking  statements.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Corporation is exposed to market risks from changes in interest rates, foreign currency exchange rates and equity prices which may affect its results of operations and financial condition. The Corporation does not enter into derivative contracts for its own account to hedge against these risks.

INTEREST  RATE  RISK

Fluctuations in interest rates may affect the fair value of the fixed interest rate financial instruments. An increase in market interest rates may decrease the fair value of the fixed interest rate financial instrument assets. A decrease in interest rates may increase the fair value of the fixed interest rate financial instrument assets. The Corporation's financial instruments which may be sensitive to interest rate fluctuations are a note receivable. The following tables provide information about the Corporation's exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2002 and 2001, respectively, and expected cash flows from these instruments.

                                        AS AT DECEMBER 31, 2002
                                           (IN THOUSANDS)


                                                     EXPECTED FUTURE CASH FLOW
                       CARRYING   FAIR    ------------------------------------------------
                       VALUE      VALUE   2003    2004   2005    2006   2007    THEREAFTER
                       --------   -----   ----    ----   ----    ----   ----    ----------
Note receivable(1)     $728       $728    $764    $0     $0      $0     $0      $0
_____________
(1)  The Corporation did not have financial instruments subject to interest rate risk  in  2001.


FOREIGN  CURRENCY  EXCHANGE  RATE  RISK

The reporting currency of the Corporation is the U.S. dollar. The Corporation holds certain financial instruments denominated in Canadian dollars. A depreciation of the Canadian dollar against the U.S. dollar will decrease the fair value of financial instrument assets. An appreciation of the Canadian dollar against the U.S. dollar will increase the fair value of financial instrument assets. The Corporation's financial instruments which may be sensitive to foreign currency exchange rate fluctuations are investments. The following tables provide information about the Corporation's exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2002 and 2001, respectively, and expected cash flows from these instruments.

                                       AS AT DECEMBER 31, 2002
                                           (IN THOUSANDS)



                                                     EXPECTED FUTURE CASH FLOW
                       CARRYING   FAIR    ------------------------------------------------
                       VALUE      VALUE   2003    2004   2005    2006   2007    THEREAFTER
                       --------   -----   ----    ----   ----    ----   ----    ----------
Investments(1)         $14        $14     $0      $0     $0      $0     $0      $14
____________
(1)  Investments consist of equity securities, which are denominated in Canadian dollars.


                                       AS AT DECEMBER 31, 2001
                                           (IN THOUSANDS)


                                                     EXPECTED FUTURE CASH FLOW
                       CARRYING   FAIR    ------------------------------------------------
                       VALUE      VALUE   2002    2003   2004    2005   2006    THEREAFTER
                       --------   -----   ----    ----   ----    ----   ----    ----------
Investments(1)         $11        $11     $0      $0     $0      $0     $0      $11
_____________
(1)  Investments  consist  of equity securities, which are denominated in Canadian dollars.


EQUITY  PRICE  RISK

Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. The Corporation's financial instruments which may be sensitive to fluctuations in equity prices are investments. The following tables provide information about the Corporation's exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2002 and 2001, respectively, and expected cash flows from these instruments.

                                       AS AT DECEMBER 31, 2002
                                           (IN THOUSANDS)


                                                        EXPECTED FUTURE CASH FLOW
                       CARRYING   FAIR      ------------------------------------------------
                       VALUE      VALUE     2003    2004   2005    2006   2007    THEREAFTER
                       --------   -----     ----    ----   ----    ----   ----    ----------
Investments(1)         $13,741    $13,741   $0      $0     $0      $0     $0      $13,741
_____________
(1)  Investments  consist  of  equity  securities.


                                       AS AT DECEMBER 31, 2001
                                           (IN THOUSANDS)



                                                       EXPECTED FUTURE CASH FLOW
                       CARRYING   FAIR      ------------------------------------------------
                       VALUE      VALUE     2002    2003   2004    2005   2006    THEREAFTER
                       --------   -----     ----    ----   ----    ----   ----    ----------
Investments(1)         $21,516    $21,516   $0      $0     $0      $0     $0      $21,516
_____________
(1)  Investments  consist  of  equity  securities.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 15 of this annual report, are included in this annual report commencing on page 15.

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

ITEM 14.  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on this evaluation, the Corporation's principal executive officer and principal financial officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote. In addition, the Corporation reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

      3.6 Amendment to Articles of Incorporation dated March 23, 2000. Incorporated by reference to the Corporation's Form 8-K dated March 29, 2000.

      3.7   Bylaws.(1)

      10.1 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated September 30, 1997.(2)

      10.2 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated February 20, 1998.(2)

      10.3  Purchase Agreement between the Corporation and MFC Merchant
            Bank S.A. dated January 4, 1999. Incorporated by reference to the Schedule 13D/A with respect to shares of ICHOR Corporation dated January 4, 1999.

      21    List  of  subsidiaries  of  the  Registrant.

      99.1  Certification.
      ______________
      (1) Incorporated by reference to the Corporation's Registration Statement on Form 10-SB.
      (2) Incorporated by reference to the Schedule 13D/A with respect to shares of ICHOR Corporation dated March 13, 1998.

(b)     REPORTS  ON  FORM  8-K

        None.

--------------------------------------------------------------------------------
PETERSON  SULLIVAN  PLLC
601 UNION STREET  SUITE 2300  SEATTLE WA 98101   (206) 382-7777   FAX  382-7700
     CERTIFIED  PUBLIC  ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To  the  Board  of  Directors  and  Shareholders
Trimaine  Holdings,  Inc.  and  Subsidiaries



We have audited the accompanying consolidated balance sheets of Trimaine Holdings, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimaine Holdings, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.


/s/  Peterson  Sullivan  PLLC



February  27,  2003
Seattle,  Washington

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                            (In Thousands of Dollars)


        ASSETS                                          2002      2001
                                                      --------  --------
Current Assets
  Cash and cash equivalents                           $ 3,494   $ 5,919
  Note receivable                                         728         -
  Real estate held for development and sale             1,242     1,149
  Others                                                  442       163
                                                      --------  --------
        Total current assets                            5,906     7,231

Investments                                            13,741    21,516
                                                      --------  --------
                                                      $19,647   $28,747
                                                      ========  ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                    $    45   $   173
  Accrued liabilities                                     178       166
  Advances from affiliates                                506     1,591
                                                      --------  --------
        Total current liabilities                         729     1,930

Deferred Income Tax Liability                             866     3,551
                                                      --------  --------
                                                        1,595     5,481

Shareholders' Equity
  Preferred stock, Series B, $.01 par value 100,000
    shares authorized, 60,000 issued and outstanding
    at December 31, 2002 and 2001                           1         1
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 15,247,897 and 15,322,697 issued
    and outstanding at December 31, 2002 and 2001         152       153
  Additional paid-in capital                           16,331    16,358
  Accumulated deficit                                    (707)     (683)
  Accumulated other comprehensive income                2,275     7,437
                                                      --------  --------
                                                       18,052    23,266
                                                      --------  --------
                                                      $19,647   $28,747
                                                      ========  ========


The accompanying notes are an integral part of these financial statements.

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2002, 2001 and 2000
                (In Thousands of Dollars, Except Per Share Data)


                                               2002      2001      2000
                                              ------    ------    ------
Revenues
  Sales of real estate                        $    -    $     -   $8,329
  Dividend and other                             515        273      575
                                              ------    -------   ------
                                                 515        273    8,904
Costs and expenses
  Cost of real estate sold and related selling
    costs                                          -          -    3,631
  Loss on sale of investments                      -          -    1,991
  General and administrative                     250      1,951      476
  Interest                                        15         16      167
                                              ------    -------   ------
                                                 265      1,967    6,265
                                              ------    -------   ------
Income (loss) before income tax
  benefit (provision)                            250     (1,694)   2,639

Deferred income tax benefit (provision)           26        577     (897)
                                              ------    -------   ------
      Net income (loss)                       $  276    $(1,117)  $1,742
                                              ======    =======   ======
Basic earnings (loss) per common share        $    -    $  (.09)  $  .09
                                              ======    =======   ======


The accompanying notes are an integral  part of these financial statements.

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the Years Ended December 31, 2002, 2001 and 2000
                            (In Thousands of Dollars)


                                                2002        2001        2000
                                              --------    --------    --------
Net income (loss)                             $   276     $(1,117)    $  1,742

Other comprehensive income (loss), net of tax
  Unrealized holding gains (losses)
    on securities arising during the period    (5,162)      7,575          896
                                              -------     -------     --------
Comprehensive (loss) income                   $(4,886)    $ 6,458     $  2,638
                                              =======     =======     ========


The accompanying notes are an integral part of these financial statements.

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2002, 2001 and 2000
                            (In Thousands of Dollars)


                                                                 Number of
                               Number of                         Preferred  Preferred    Additional    Retained
                               Common          Common            Shares,    Shares,      Paid-in       Earnings
                               Shares          Shares            Series B   Series B     Capital       (Deficit)
                               --------------  ----------------  ---------  -----------  ------------  -------------------
Balance at December 31, 1999   15,837,808      $          158    $  60,000  $       1    $  16,468     $     (708)

Current year change in other
  comprehensive income (loss)           -                   -            -         -            -               -

Net income for the year                 -                   -            -          -           -           1,742
Dividend                                -                   -            -          -           -            (300)

Balance at December 31, 2000   15,837,808                 158       60,000          1       16,468            734

Share repurchase                 (515,111)                 (5)           -          -         (110)             -
Current year change in other
  comprehensive income (loss)           -                   -            -          -            -             -
Net (loss) for the year                 -                   -            -          -            -         (1,117)
Dividend                                -                   -            -          -            -           (300)

Balance at December 31, 2001   15,322,697                 153       60,000          1       16,358           (683)

Share repurchase                  (74,800)                 (1)           -          -          (27)             -
Current year change in other
  comprehensive income (loss)           -                   -            -          -            -             -
Net income for the year                 -                   -            -          -            -            276
Dividend                                -                   -            -          -            -           (300)

Balance at December 31, 2002   15,247,897      $          152    $  60,000  $       1    $  16,331     $     (707)




                               Accumulated
                               Other
                               Comprehensive
                               Income (Loss),
                               Unrealized
                               Income (Loss)
                               on Securities         Total
                               ---------------       --------
Balance at December 31, 1999.  $       (1,034)       $ 14,885

Current year change in other
  comprehensive income (loss)             896             896
Net income for the year                     -           1,742
Dividend                                    -            (300)

Balance at December 31, 2000             (138)         17,223

Share repurchase                            -            (115)
Current year change in other
  comprehensive income (loss)           7,575           7,575
Net (loss) for the year                     -          (1,117)
Dividend                                    -            (300)

Balance at December 31, 2001            7,437          23,266

Share repurchase                            -             (28)
Current year change in other
  comprehensive income (loss)          (5,162)         (5,162)
Net income for the year                     -             276
Dividend                                    -            (300)

Balance at December 31, 2002.  $        2,275        $ 18,052


The  accompanying  notes  are  an  integral  part of these financial statements.

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2002, 2001 and 2000
                            (In Thousands of Dollars)


                                                                    2002      2001      2000
                                                                  --------  --------  --------
Cash Flows from Operating Activities
  Net income (loss)                                               $   276   $(1,117)  $ 1,742
  Adjustments to reconcile net income (loss) to
    Net cash flows from operating activities
    Dividend-in-kind                                                  (46)        -         -
    Loss on sale of investments                                         -         -     1,991
    Changes in operating assets and liabilities
      Real estate held for development and sale                       (93)     (253)    2,870
      Deferred income tax asset                                         -         -       601
      Accounts receivable                                               -     3,481    (3,481)
      Accounts payable and accrued liabilities                       (116)      116      (670)
      Amount due to affiliates                                     (1,085)    2,036        44
      Deferred income tax liability                                   (26)     (577)      297
      Other                                                          (279)      (73)      110
                                                                  -------   -------   -------
        Net cash flows from operating activities                   (1,369)    3,613     3,504

Cash Flows from Investing Activities

  Increase in note receivable                                        (728)        -         -
  Proceeds from sale of investments                                     -         -     3,648
  Purchases of investments                                              -         -    (4,138)
                                                                  -------   -------   -------
        Net cash flows from investing activities                     (728)        -      (490)

Cash Flows from Financing Activities
  Payment of debt                                                       -         -    (2,065)
  Share repurchase                                                    (28)     (115)        -
  Dividend                                                           (300)     (300)     (300)
                                                                  -------   -------   -------
        Net cash flows from financing activities                     (328)     (415)   (2,365)
                                                                  -------   -------    ------
        Net increase (decrease) in cash and
        cash equivalents                                           (2,425)    3,198       649
Cash and cash equivalents, beginning of year                        5,919     2,721     2,072
                                                                  -------   -------    ------
Cash and cash equivalents, end of year                            $ 3,494   $ 5,919   $ 2,721
                                                                  =======   =======   =======

Cash paid for interest during years ended December 31, 2002, 2001 and 2000, was $14, $16 and $175,
respectively.


The accompanying notes are an integral part of these financial statements.

                    TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In Thousands of Dollars, Except for Per Share Amounts)



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

Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and are generally interest bearing.

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

Real  Estate  Held  for  Development  and  Sale
-----------------------------------------------

Profit or loss on sales of real estate is recognized when the amount of revenue is determinable, certain down payment requirements are met and no significant further involvement remains with respect to the real estate being sold. The real estate is located in the western portion of Washington.

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

Earnings  Per  Share
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares; however, there were no dilutive securities for 2002, 2001 and 2000.

The weighted average number of shares outstanding was 15,291,990, 15,626,879 and 15,837,808 for the years ended December 31, 2002, 2001 and 2000, respectively. The income to compute the amount attributable to common shareholders includes the recognition of preferred stock dividends in arrears of $300 for each of the years ended December 31, 2002, 2001 and 2000.

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

New  Accounting  Standards
--------------------------

Statements of Financial Accounting Standards ("SFAS") No. 145 and 146 are generally modifications to previously adopted standards. A part of SFAS 145 is effective for years beginning after May 15, 2002, and SFAS 146 is effective for years beginning after December 31, 2002. These new standards do not have an effect on the Company's consolidated financial statements.

Note  2.  Note  Receivable

The Company has an unsecured note receivable for $728 stated at its principal balance at December 31, 2002, from an unrelated corporation. The note is due on demand and bears interest at 5% which is recognized as earned. Based on a review of the financial viability of the note issuer, management of the Company has determined that no allowance is necessary at December 31, 2002. Management believes fair value approximates cost based on near term collection.


Note  3.  Investments

The Company has investments in available-for-sale securities which have been classified as long-term at December 31, 2002, 2001 and 2000. These securities may be summarized as follows:


                                2002           2001           2000
                              --------       --------       --------
Fair value of securities
at December 31 (of which
$13,558 and $21,505
represents 1,870,000 shares
of MFC common stock in 2002
and 2001, respectively, and
$3,906 represents 500,000
shares in 2000)               $  13,741      $  21,516      $   3,928

Cost of securities at
December 31 (of which
$10,215 represents
1,870,000 shares of MFC
common stock in both 2002
and 2001, and $4,015
represents 500,000 shares        10,293         10,248          4,138
in 2000)                      ---------      ---------      ---------

Unrealized gain (loss)
at December 31                $   3,448      $  11,268      $    (210)
                              =========      =========      =========


During 2001 and 2000, the Company held 82,200 MFC Class A Preferred Shares, Series 1, which were converted into 1,370,000 common shares of MFC during 2001. The Company received $270 and $281 in dividends in 2001 and 2000, respectively, on these shares.

Note  4.  Preferred  Stock

The Company's Preferred Shares, Series B are voting and require that dividends be paid annually at 5% in arrears on December 31 (amounting to approximately $300 at December 31, 2002). Should dividends not be paid as required, interest at 8% is to be accrued on the unpaid amount. The Company may redeem these shares at any time at an aggregate price which includes all unpaid dividends, accrued interest and a redemption premium of 10% based on the amount paid for the shares. Upon liquidation, these shares are entitled to receive the same amounts as redemption in priority to the common or other shares. As long as any of the Preferred Shares, Series B remain outstanding, the Company cannot pay dividends on common or other junior shares, redeem less than all of these shares or issue additional preferred stock unless all unpaid dividends including interest have been paid. In any event, no shares may be issued in priority to the Preferred Shares, Series B without the approval of the preferred shareholders. All 60,000 issued and outstanding shares are held by a subsidiary of MFC.



Note  5.  Income  Tax

The reconciliation of income tax computed at the U.S. federal statutory rate to the Company's effective tax for years ended December 31 is as follows:



                                          2002   2001    2000
                                         ------  -----  ------

Tax at U.S. statutory rate               $ (85)  $ 576  $(897)

Nontaxable gains                            92       -      -

Other                                       19       1      -
                                         -----   -----  -----

Deferred income tax benefit (provision)  $  26   $ 577  $(897)
                                         =====   =====  =====


The significant components of the Company's deferred tax asset and liability are as follows:


                                                  2002      2001
                                                ========  ========
Available net operating loss carryforwards      $   176   $    76

Comprehensive  gain                              (1,172)   (3,831)

Tax basis in real estate acquired in excess of
carrying value                                      153       171

Other                                               (23)       33
                                                -------   -------
Net deferred tax liability                      $  (866)  $(3,551)
                                                =======   =======


The Company's net operating loss carryforwards of $517 will expire in the following years ending December 31:

              2018          $        200
              2022                   317
                          --------------
                            $        517
                          ==============


Note  6.  Transactions  with  Affiliates

During 2002, the Company received a dividend-in-kind from MFC which was recorded at its fair value of $46. This amount is included in dividend and other income.

In 2001, the Company received an advance from MFC of which $506 and $1,591 was outstanding at December 31, 2002 and 2001, respectively. The remaining amount will be paid in the near term without interest. Management believes that fair value approximates cost based on near term collection.

The  Company  paid  MFC  $541  for  investment  management services during 2001.

MFC  charged  the  Company  a management fee of $150 during 2002, 2001 and 2000.

The Company acquired 107,952 of its common shares from MFC for $22 in cash during 2001.

MFC  earned  a  fee  of  $167  during  2000  for  the  sale  of  real  estate.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28,  2003           TRIMAINE  HOLDINGS,  INC.

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


/s/  Michael  J.  Smith               Date:  March 28,  2003
-------------------------
Michael  J.  Smith
President, Chief Financial
Officer  and Director


/s/  Roy  Zanatta                     Date:  March 28,  2003
-------------------------
Roy  Zanatta
Director


/s/  Young  Soo  Ko                   Date:  March 28,  2003
-------------------------
Young  Soo  Ko
Director

                                  CERTIFICATION

I,  Michael  J.  Smith,  certify  that:

1. I have reviewed this annual report on Form 10-K of Trimaine Holdings, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 28, 2003

                                             /s/  Michael  J.  Smith
                                             -----------------------
                                             Michael  J.  Smith
                                             President and Chief
                                             Financial  Officer

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

3.6               Amendment  to  Articles of Incorporation dated March 23, 2000.
                  Incorporated by reference to the Corporation's Form 8-K dated March 29, 2000.

3.7               Bylaws.(1)

10.1 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated September 30, 1997.(2)

10.2 Debt Settlement Agreement between the Corporation and ICHOR Corporation dated February 20, 1998.(2)

10.3 Purchase Agreement between the Corporation and MFC Merchant Bank S.A. dated January 4, 1999. Incorporated by reference to the Schedule 13D/A with respect to shares of ICHOR Corporation dated January 4, 1999.

21                List  of  subsidiaries  of  the  Registrant.

99.1              Certification.
__________________
   (1) Incorporated by reference to the Corporation's Registration Statement on Form 10-SB.
   (2) Incorporated by reference to the Schedule 13D/A with respect to shares of ICHOR Corporation dated March 13, 1998.

                                    EXHIBIT 21