Form 10-Q
period 2003-03-31
TRIMAINE HOLDINGS INC
filed 2003-05-15
CIK 948727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                (43) 1 240 25 102
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes    X     No
                                               ------       -----


Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  Yes          No    X
                                              -----        -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                         Outstanding  at  May  12,  2003
             -----                         -------------------------------

      Common Stock, $0.01                            15,241,897
          par value

                           PART I. FINANCIAL INFORMATION
                                   ---------------------

ITEM  1.  FINANCIAL  STATEMENTS




                             TRIMAINE HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                  (UNAUDITED)

                             TRIMAINE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                              MARCH 31, 2003    DECEMBER 31, 2002
                                              --------------    -----------------
                                  ASSETS
Current Assets
  Cash and cash equivalents                   $       3,906     $        3,494
  Note receivable                                        28                728
  Real estate held for development and sale           1,249              1,242
  Other                                                 405                442
                                              -------------     --------------
      Total current assets                            5,588              5,906
                                              -------------     --------------

Investments                                          14,493             13,741
                                              -------------     --------------
                                              $      20,081     $       19,647
                                              =============     ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $          98     $           45
  Accrued liabilities                                   193                178
  Advance from affiliates                               565                506
                                              -------------     --------------
      Total current liabilities                         856                729
                                              -------------     --------------

  Deferred income tax liability                       1,111                866
                                              -------------     --------------
                                                      1,967              1,595
                                              -------------     --------------
Shareholders' Equity
  Preferred stock                                         1                  1
  Common stock                                          152                152
  Additional paid-in capital                         16,329             16,331
  Deficit                                            (1,140)              (707)
  Accumulated other comprehensive income              2,772              2,275
                                              -------------     --------------
      Total equity                                   18,114             18,052
                                              -------------     --------------
                                              $      20,081     $       19,647
                                              =============    ==============



   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                         FOR THE THREE     FOR THE THREE
                                         MONTHS ENDED      MONTHS ENDED
                                         MARCH 31, 2003    MARCH 31, 2002
                                         --------------    --------------
REVENUES
  Investment and other                   $        (38)     $        251
                                         ------------      ------------
                                                  (38)              251
                                         ------------      ------------

COSTS AND EXPENSES
  General and administrative expenses             103                61
  Interest                                          2                 3
                                         ------------      ------------
                                                  105                64
                                         ------------      ------------

Income (loss) before income tax                  (143)              187

Income tax expense (benefit)                      (10)               97
                                         ------------      ------------

Net income (loss)                                (133)               90

Deficit, beginning of period                     (707)             (683)
Dividends paid on preferred shares               (300)             (300)
                                         ------------      ------------
Deficit, end of period                   $     (1,140)     $       (893)
                                         ============      ============

Basic loss per share                     $      (0.01)     $      (0.00)
                                         ============      ============


The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                        FOR THE THREE     FOR THE THREE
                                                        MONTHS ENDED      MONTHS ENDED
                                                        MARCH 31, 2003    MARCH 31, 2002
                                                        --------------    --------------
Net income (loss)                                       $       (133)     $        90

Other comprehensive gain (loss):
  Unrealized gain (loss) on securities, net of taxes             497           (1,419)
                                                        ------------      -----------

Total comprehensive income (loss)                       $        364      $    (1,329)
                                                        ============      ===========



   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                      FOR THE THREE     FOR THE THREE
                                                      MONTHS ENDED      MONTHS ENDED
                                                      MARCH 31, 2003    MARCH 31, 2002
                                                      --------------    --------------
Cash Flows from Operating Activities
    Net income (loss) from operation                  $       (133)     $         90
    Adjustments to reconcile net income to
      net cash provided by (used in)
        operating activities:

Changes in current assets and liabilities:
    Real estate held for development and sale                   (7)              (66)
    Accounts payable and accrued liabilities                    68               (72)
    Due to affiliate                                            59                (6)
    Deferred income tax liabilities                            (10)               96
    Other                                                       37              (242)
                                                      ------------      ------------
        Net cash provided by (used in)
            operating activities                                14              (200)

Cash Flows from Investing Activities
    Decrease in note receivable                                700                 -
                                                      ------------      ------------
        Net cash provided by investing activities              700                 -

Cash Flows from Financing Activities
    Repurchases of common shares                                (2)               (3)
    Dividend on preferred shares                              (300)             (300)
                                                      ------------      ------------
        Net cash used in financing activities                 (302)             (303)
                                                      ------------      ------------

Change in cash and cash equivalents                            412              (503)
Cash and cash equivalents, beginning of period               3,494             5,919
                                                      ------------      ------------
Cash and cash equivalents, end of period              $      3,906      $      5,416
                                                      ============      ============



   The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The interim period consolidated financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and accompanying notes included in the Registrant's latest annual report on Form 10-K for the year ended December 31, 2002. In the opinion of the Registrant, the unaudited consolidated financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares outstanding was 15,242,230 and 15,322,697 for the three month periods ended March 31, 2003 and 2002, respectively. There were no potentially dilutive securities outstanding during the three months ended March 31, 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the three months ended March 31, 2003 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the most recent annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC").

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  MARCH  31,  2003

Revenues were $(38,000) for the three months ended March 31, 2003, compared to $0.3 million for the three months ended March 31, 2002, primarily as a result of an unrealized loss on investments during the current period.

Costs and expenses were $0.1 million for the three months ended March 31, 2003 and 2002 . Interest expense decreased marginally in the three months ended March 31, 2003 from the same period of 2002.

The Corporation had a net loss of $0.1 million in the three months ended March 31, 2003, compared to net income of $0.1 million in the same period of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation had cash and cash equivalents of $3.9 million at March 31, 2003, compared to $3.5 million at December 31, 2002. The Corporation had real estate held for development and sale of $1.2 million at March 31, 2003 and December 31, 2002.

Operating activities provided cash of $14,000 in the three months ended March 31, 2003, compared to using cash of $0.2 million in the three months ended March 31, 2002. An increase in real estate held for development and sale used cash of $7,000 in the current period, compared to $0.1 million in the comparative period of 2002. An increase in accounts payable and accrued liabilities provided cash of $0.1 in the three months ended March 31, 2003, compared to a decrease in same using cash of $0.1 million in the same period in 2002. An increase in amounts due to an affiliate provided cash of $0.1 million in the three months ended March 31, 2003, compared to a decrease in same using cash of $6,000 in the same period of 2002. Changes in other assets provided cash of $37,000 in the current period, compared to using cash of $0.2 million in the comparative period in 2002.

Investing activities provided cash of $0.7 million in the three months ended March 31, 2003, primarily as a result of repayments received on a note receivable.

Financing  activities  used cash of $0.3 million in the three months ended March
31, 2003 and 2002, primarily as a result of the payment of dividends on the Corporation's preferred stock.

The Corporation has no commitments for capital expenditures in relation to its undeveloped real estate, although it may need to provide funds for pre-development work on certain parcels in order to enhance their marketability and sale value.

The Corporation believes that its assets should enable the Corporation to meet its current ongoing liquidity requirements.

CRITICAL  ACCOUNTING  POLICIES

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2002 for information concerning critical accounting policies.

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  INFORMATION

The statements in this report that are not based on historical facts are called "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the year ended December 31, 2002. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2002 for information concerning market risk.

ITEM  4.  CONTROLS  AND  PROCEDURES

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

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2002 for information concerning legal proceedings.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

        99.1  -  Certification

(b)     REPORTS  ON  FORM  8-K

        None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  15,  2003

                                   TRIMAINE  HOLDINGS,  INC.


                                   By:  /s/  Michael  J.  Smith
                                      ----------------------------------
                                      Michael J. Smith, President, Chief
                                      Financial  Officer  and  Director

                                  CERTIFICATION


I,  Michael  J.  Smith,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of TriMaine Holdings, Inc. (the "Registrant");

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

Date:     May  15,  2003

                                        /s/  Michael  J.  Smith
                                        -------------------------------------
                                        Michael  J.  Smith
                                        President and Chief Financial Officer

                                  EXHIBIT 99.1