Form 10-Q
period 2003-06-30
TRIMAINE HOLDINGS INC
filed 2003-08-13
CIK 948727

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2003

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

                                   (43) 1 240 25 102
                   (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes    X     No
                                                -----       -----

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  Yes          No    X
                                               -----       -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

           Class                           Outstanding  at  August  12,  2003
           -----                           ----------------------------------
    Common Stock, $0.01                                15,221,397
       par  value

================================================================================

     PART  I.  FINANCIAL  INFORMATION
               ----------------------

ITEM  1.  FINANCIAL  STATEMENTS




                            TRIMAINE HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                  (UNAUDITED)

                             TRIMAINE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                              JUNE 30, 2003    DECEMBER 31, 2002
                                              -------------    -----------------
                                     ASSETS
Current Asset
  Cash and cash equivalents                     $   3,872          $   3,494
  Note receivable                                      28                728
  Real estate held for development and sale         1,258              1,242
  Other                                               464                442
                                                ---------          ---------
      Total current assets                          5,622              5,906

Investments                                        15,701             13,741
                                                ---------          ---------
                                                $  21,323          $  19,647
                                                =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                              $      13          $      45
  Accrued liabilities                                 235                178
  Advance from affiliates                             678                506
                                                ---------          ---------
      Total current liabilities                       926                729

Deferred income tax liability                       1,460                866
                                                ---------          ---------
                                                    2,386              1,595

Shareholders' Equity
  Preferred stock                                       1                  1
  Common stock                                        152                152
  Additional paid-in capital                       16,322             16,331
  Deficit                                          (1,107)              (707)
  Accumulated other comprehensive income            3,569              2,275
                                                ---------          ---------
      Total equity                                 18,937             18,052
                                                ---------          ---------
                                                $  21,323          $  19,647
                                                =========          =========



The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                        FOR THE SIX      FOR THE SIX
                                        MONTHS ENDED     MONTHS ENDED
                                        JUNE 30, 2003    JUNE 30, 2002
                                        -------------    -------------
REVENUES
  Investment and other income           $          6     $       281
                                        ------------     -----------
                                                   6             281
                                        ------------     -----------

COSTS AND EXPENSES
  General and administrative expenses            174             103
  Interest                                         4               4
                                        ------------     -----------
                                                 178             107
                                        ------------     -----------

Income (loss) before income tax                 (172)            174

Income tax expense (benefit)                     (72)             59
                                        ------------     -----------

Net income (loss)                               (100)            115

Deficit, beginning of period                    (707)           (683)
Dividends paid on preferred shares              (300)           (300)
                                        ------------     -----------
Deficit, end of period                  $     (1,107)    $      (868)
                                        ============     ===========

Basic loss per share                    $      (0.02)    $     (0.00)
                                        ============     ===========



The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                        FOR THE THREE    FOR THE THREE
                                        MONTHS ENDED     MONTHS ENDED
                                        JUNE 30, 2003    JUNE 30, 2002
                                       --------------    -------------
REVENUES
  Investment and other income           $          44    $          30
                                        -------------    -------------
                                                   44               30
                                        -------------    -------------
COSTS AND EXPENSES
  General and administrative expenses              71               42
  Interest                                          2                1
                                        -------------    -------------
                                                   73               43
                                        -------------    -------------

Loss before income tax                            (29)             (13)

Income tax benefit                                (62)             (38)
                                        -------------    -------------

Net income                                         33               25

Deficit, beginning of period                   (1,140)            (893)
                                        -------------    -------------
Deficit, end of period                  $      (1,107)   $        (868)
                                        =============    =============

Basic loss per share                    $       (0.00)   $       (0.00)
                                        =============    =============



The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                       FOR THE SIX      FOR THE SIX
                                                       MONTHS ENDED     MONTHS ENDED
                                                       JUNE 30, 2003    JUNE 30, 2002
                                                       -------------    -------------
Net income (loss)                                      $      (100)     $        115

Other comprehensive gain (loss):
  Unrealized gain (loss) on securities, net of taxes         1,294            (3,517)
                                                       -----------      ------------

Total comprehensive income (loss)                      $     1,194      $     (3,402)
                                                       ===========      ============


The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                       FOR THE THREE    FOR THE THREE
                                                       MONTHS ENDED     MONTHS ENDED
                                                       JUNE 30, 2003    JUNE 30, 2002
                                                       -------------    -------------
Net income                                             $          33    $          25

Other comprehensive gain (loss):
  Unrealized gain (loss) on securities, net of taxes             797           (2,098)
                                                       -------------    -------------

Total comprehensive income (loss)                      $         830    $      (2,073)
                                                       =============    =============



The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                  FOR THE SIX      FOR THE SIX
                                                  MONTHS ENDED     MONTHS ENDED
                                                  JUNE 30, 2003    JUNE 30, 2002
                                                  -------------    -------------
Cash Flows from Operating Activities
    Net income (loss) from operations             $       (100)    $        115
    Adjustments to reconcile net income to
      net cash used in operating activities:

    Changes in current assets and liabilities:
      Real estate held for development and sale            (16)             (74)
      Accounts payable and accrued liabilities              25              (90)
      Advances from affiliate                              172                -
      Deferred income tax liabilities                      (72)              59
      Other                                                (22)            (274)
                                                  ------------     ------------
          Net cash used in operating activities            (13)            (264)

Cash Flows from Investing Activities
    (Increase) decrease in note receivable                 700             (905)
                                                  ------------     ------------
          Net cash provided by (used in)
              investing activities                         700             (905)

Cash Flows from Financing Activities
    Repurchases of common shares                            (9)             (10)
    Dividend on preferred shares                          (300)            (300)
                                                  ------------     ------------
          Net cash used in financing activities           (309)            (310)
                                                  ------------     ------------

Change in cash and cash equivalents                        378           (1,479)
Cash and cash equivalents, beginning of period           3,494            5,919
                                                  ------------     ------------
Cash and cash equivalents, end of period          $      3,872     $      4,440
                                                  ============     ============


The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares outstanding was 15,231,869 and 15,312,388 for the six month periods ended June 30, 2003 and 2002, respectively, and 15,221,622 and 15,305,455 for the three month periods ended June 30, 2003 and 2002, respectively. There were no potentially dilutive securities outstanding during the six months and three months ended June 30, 2003 and 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the six months and three months ended June 30, 2003 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the most recent annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC").

RESULTS  OF  OPERATIONS  -  SIX  MONTHS  ENDED  JUNE  30,  2003

Revenues were $6,000 for the six months ended June 30, 2003, compared to $281,000 for the six months ended June 30, 2002, and consisted primarily of income earned on investments.

Costs and expenses were $0.2 million for the six months ended June 30, 2003, compared to $0.1 million for the comparative period in 2002, and consisted primarily of general and administrative expenses. Interest expense remained approximately the same in the six months ended June 30, 2003 and 2002.

The Corporation had a net loss of $0.1 million in the six months ended June 30, 2003, compared to net income of $0.1 million in the same period of 2002.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  JUNE  30,  2003

Revenues were $44,000 for the three months ended June 30, 2003, compared to $30,000 for the three months ended June 30, 2002, and consisted primarily of income earned on investments.

Costs and expenses were $73,000 for the three months ended June 30, 2003, compared to $43,000 in the prior period, and consisted primarily of general and administrative expenses. Interest expense increased marginally in the three months ended June 30, 2003 from the same period of 2002.

The Corporation had net income of $33,000 in the three months ended June 30, 2003, compared to $25,000 in the same period of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation had cash and cash equivalents of $3.9 million at June 30, 2003, compared to $3.5 million at December 31, 2002. The Corporation had real estate held for development and sale of $1.3 million at June 30, 2003, compared to $1.2 million at December 31, 2002.

Operating activities used cash of $13,000 in the six months ended June 30, 2003, compared to $264,000 in the six months ended June 30, 2002. An increase in real estate held for development and sale used cash of $16,000 in the current period, compared to $74,000 in the comparative period of 2002. An increase in accounts payable and accrued liabilities provided cash of $25,000 in the six months ended June 30, 2003, compared to a decrease in same using cash of $90,000 in the same period in 2002. An increase in advances from an affiliate provided cash of $0.2 million in the six months ended June 30, 2003. Changes in other assets used cash of $22,000 in the current period, compared to $274,000 in the comparative period in 2002.

Investing activities provided cash of $0.7 million in the six months ended June 30, 2003, primarily as a result of repayments received on a note receivable. In the six months ended June 30, 2002, the Corporation advanced $0.9 million in connection with this note receivable.

Financing activities used cash of $0.3 million in the six months ended June 30, 2003 and 2002, primarily as a result of the payment of dividends on the Corporation's preferred stock.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

        31.1     Section 302 Certification of President and Chief Financial
                 Officer

        32.1     Section 906 Certification of President and Chief Financial
                 Officer

(b)     REPORTS  ON  FORM  8-K

        None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August  12,  2003

                                   TRIMAINE  HOLDINGS,  INC.


                                   By:  /s/  Michael  J.  Smith
                                      ----------------------------------
                                      Michael J. Smith, President, Chief
                                      Financial Officer and Director