Form 10-Q
period 2003-09-30
TRIMAINE HOLDINGS INC
filed 2003-11-14
CIK 948727

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X]         QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                 OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

              FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2003

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

                                   (43) 1 240 25 102
                   (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.       Yes    X     No
                                                   -----       -----

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  Yes          No    X
                                               -----       -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

            Class               Outstanding  at  November 14,  2003
            -----               -----------------------------------

     Common  Stock, $0.01                   15,221,397
          par  value

==============================================================================

     PART  I.  FINANCIAL  INFORMATION
               ----------------------

ITEM  1.  FINANCIAL  STATEMENTS




                            TRIMAINE HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                  (UNAUDITED)

                             TRIMAINE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                            SEPTEMBER  30,  2003      DECEMBER  31,  2002
                                            --------------------      -------------------
                   ASSETS
Current Assets
    Cash and cash equivalents                   $   3,479                     $   3,494
    Note receivable                                     -                           728
    Real estate held for development and sale       1,267                         1,242
    Other                                             452                           442
                                                ---------                     ---------
        Total current assets                        5,198                         5,906

Investments                                        25,974                        13,741
                                                ---------                     ---------
                                                $  31,172                     $  19,647
                                                =========                     =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                            $       5                     $      45
    Accrued liabilities                               240                           178
    Advance from affiliates                           269                           506
                                                ---------                     ---------
        Total current liabilities                     514                           729

Deferred Income Tax Liability                       4,949                           866
                                                ---------                     ---------
                                                    5,463                         1,595

Shareholders' Equity
    Preferred stock                                     1                             1
    Common stock                                      152                           152
    Additional paid-in capital                     16,322                        16,331
    Deficit                                        (1,116)                         (707)
    Accumulated other comprehensive income         10,350                         2,275
                                                ---------                     ---------
        Total equity                               25,709                        18,052
                                                ---------                     ---------
                                                $  31,172                     $  19,647
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

                             TRIMAINE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                           FOR THE NINE          FOR THE NINE
                                           MONTHS ENDED          MONTHS ENDED
                                           SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                           ------------------    ------------------
Revenues
  Investment and other income              $            14       $           356
                                           ---------------       ---------------
                                                        14                   356
                                           ---------------       ---------------

Costs and Expenses
  General and administrative expenses                  192                   194
  Interest                                               7                     9
                                           ---------------       ---------------
                                                       199                   203
                                           ---------------       ---------------

Income (loss) before income tax                       (185)                  153

Income tax expenses (benefit)                          (76)                   52
                                           ---------------       ---------------

Net income (loss)                                     (109)                  101

Deficit, beginning of period                          (707)                 (683)
Dividends paid on preferred shares                    (300)                 (300)
                                           ---------------       ---------------
Deficit, end of period                     $        (1,116)      $          (882)
                                           ===============       ===============

Basic loss per share                       $         (0.02)      $         (0.01)
                                           ===============       ===============


The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           FOR THE THREE           FOR THE THREE
                                           MONTHS ENDED            MONTHS ENDED
                                           SEPTEMBER 30, 2003      SEPTEMBER 30, 2002
                                           ------------------      ------------------
Revenues
  Investment and other income              $             8         $            75
                                           ---------------         ---------------
                                                         8                      75
                                           ---------------         ---------------
Costs and Expenses
  General and administrative expenses                   18                      91
  Interest                                               3                       5
                                           ---------------         ---------------
                                                        21                      96
                                           ---------------         ---------------

Loss before income tax                                 (13)                    (21)

Income tax benefit                                      (4)                     (7)
                                           ---------------         ---------------

Net loss                                                (9)                    (14)

Deficit, beginning of period                        (1,107)                   (868)
                                           ---------------         ---------------
Deficit, end of period                     $        (1,116)        $          (882)
                                           ===============         ===============

Basic loss per share                       $         (0.01)        $         (0.01)
                                           ===============         ===============


The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                           FOR THE NINE          FOR THE NINE
                                                           MONTHS ENDED          MONTHS ENDED
                                                           SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                           ------------------    ------------------
Net income (loss)                                          $         (109)       $         101

Other comprehensive gain (loss):
  Unrealized gain (loss) on securities, net of taxes                8,075               (5,381)
                                                           --------------        -------------

Total comprehensive income (loss)                          $        7,966        $      (5,280)
                                                           ==============        =============


The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          FOR THE THREE         FOR THE THREE
                                                          MONTHS ENDED          MONTHS ENDED
                                                          SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                          ------------------    ------------------
Net loss                                                    $          (9)        $         (14)

Other comprehensive gain (loss):
  Unrealized gain (loss) on securities, net of taxes                6,781                (1,864)
                                                            -------------         -------------

Total comprehensive income (loss)                           $       6,772         $      (1,878)
                                                            =============         =============


The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          FOR THE NINE          FOR THE NINE
                                                          MONTHS ENDED          MONTHS ENDED
                                                          SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                          ------------------    ------------------
Cash Flows from Operating Activities
    Net income (loss)                                     $         (109)       $        101
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:

    Changes in operating assets and liabilities:
      Real estate held for development and sale                      (25)                (75)
      Accounts payable and accrued liabilities                        22                (166)
      Amount due to affiliates                                      (237)               (993)
      Deferred income tax liability                                  (75)                 51
      Other                                                          (10)               (263)
                                                          --------------        ------------
        Net cash used in operating activities                       (434)             (1,345)

Cash Flows from Investing Activities
    (Increase) decrease in note receivable                            728               (718)
                                                          ---------------       ------------
          Net cash provided by investing activities                   728               (718)

Cash Flows from Financing Activities
    Repurchases of common shares                                       (9)               (18)
    Dividends paid on preferred shares                               (300)              (300)
                                                          ---------------       ------------
          Net cash used in financing activities                      (309)              (318)
                                                          ---------------       ------------

Change in cash and cash equivalents                                   (15)            (2,381)
Cash and cash equivalents, beginning of period                      3,494              5,919
                                                          ---------------       ------------
Cash and cash equivalents, end of period                  $         3,479       $      3,538
                                                          ===============       ============



The accompanying notes are an integral part of these financial statements.

                             TRIMAINE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The interim period consolidated financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and accompanying notes included in the Registrant's latest annual report on Form 10-K for the year ended December 31, 2002. In the opinion of the Registrant, the unaudited consolidated financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented. The results for the periods presented herein may not be indicative of the results for the entire year.

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares outstanding was 15,228,340 and 15,303,435 for the nine month periods ended September 30, 2003 and 2002, respectively, and 15,221,397 and 15,285,822 for the three month periods ended September 30, 2003 and 2002, respectively. There were no potentially dilutive securities outstanding during the nine months and three months ended September 30, 2003 and 2002, respectively.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

The following discussion and analysis of the results of operations and financial condition of TriMaine Holdings, Inc. (the "Corporation") for the nine months and three months ended September 30, 2003 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the most recent annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC").

RESULTS  OF  OPERATIONS  -  NINE  MONTHS  ENDED  SEPTEMBER  30,  2003

Revenues were $14,000 for the nine months ended September 30, 2003, compared to $356,000 for the nine months ended September 30, 2002, and consisted primarily of income earned on investments.

Costs and expenses were $0.2 million for both the nine months ended September 30, 2003, and 2002, respectively and consisted primarily of general and administrative expenses. Interest expense decreased marginally in the nine months ended September 30, 2003 from the same period of 2002.

The Corporation had a net loss of $0.1 million in the nine months ended September 30, 2003, compared to net income of $0.1 million in the same period of 2002.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  SEPTEMBER  30,  2003

Revenues were $8,000 for the three months ended September 30, 2003, compared to $75,000 for the three months ended September 30, 2002, and consisted primarily of income earned on investments.

Costs and expenses were $21,000 for the three months ended September 30, 2003, compared to $96,000 in the same period last year, and consisted primarily of general and administrative expenses. Interest expense decreased marginally in the three months ended September 30, 2003 from the same period of 2002.

The Corporation had a net loss of $9,000 in the three months ended September 30, 2003, compared to $14,000 in the same period of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation had cash and cash equivalents of approximately $3.5 million at both September 30, 2003 and December 31, 2002. The Corporation had real estate held for development and sale of $1.3 million at September 30, 2003, compared to $1.2 million at December 31, 2002.

Operating activities used cash of $434,000 in the nine months ended September 30, 2003, compared to $1.3 million in the nine months ended September 30, 2002. An increase in real estate held for development and sale used cash of $25,000 in the current period, compared to $75,000 in the same period of 2002. An increase in accounts payable and accrued liabilities provided cash of $22,000 in the nine months ended September 30, 2003, compared to a decrease in same using cash of $166,000 in the same period in 2002. A decrease in amounts due to affiliates used cash of $237,000 in the nine months ended September 30, 2003 compared to $993,000 in the same period in 2002. Changes in other assets used cash of $10,000 in the current period, compared to $263,000 in the comparative period in 2002.

Investing  activities  provided  cash  of  $0.7 million in the nine months ended
September 30, 2003, primarily as a result of repayments received on a note receivable. In the nine months ended September 30, 2002, the Corporation advanced $0.7 million in connection with this note receivable.

Financing activities used cash of $0.3 million in the nine months ended September 30, 2003 and 2002, primarily as a result of the payment of dividends on the Corporation's preferred stock.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on this evaluation, the Corporation's principal executive officer and principal financial officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. In addition, the Corporation reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2002 for information concerning legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Corporation held its annual meeting of shareholders on July 16, 2003. At the meeting, Young Soo Koo was elected as a Class II director of the Corporation for a term expiring at the annual meeting of shareholders in 2006. The voting results for the election of directors were as follows:

                                                          ABSTENTIONS AND
                       VOTES  FOR     VOTES  WITHHELD     BROKER  NON-VOTES
                       ----------     ---------------     -----------------

     Young Soo Ko      10,134,277          35,730                -

Michael J. Smith and Roy Zanatta continued their terms as directors of the Corporation after the annual meeting.

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

Dated:  November  14,  2003

                                   TRIMAINE  HOLDINGS,  INC.


                                   By:  /s/  Michael  J.  Smith
                                      ----------------------------------
                                      Michael J. Smith, President, Chief
                                      Financial  Officer  and  Director