Form 10-K
period 2003-12-03
TRIMAINE HOLDINGS INC
filed 2004-03-30
CIK 948727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-26354

TRIMAINE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
WASHINGTON	91-1636980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Floor 21, Millennium Tower Handelskai 94-96 A-1200 Vienna, Austria	A-1200
(Address of office)	(Zip Code)

Registrant's telephone number  (43) 1 240 25 102

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.01 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy

2

or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [ ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

2,568,189 common shares @ $1.12(1) = $2,876,372
(1) Average of bid and ask closing prices on March 1, 2004.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

15,217,097 common shares issued and outstanding as of March 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

We were incorporated in the State of Washington on September 15, 1993 and commenced operations in April 1994. We are a subsidiary of MFC Bancorp Ltd., which owns approximately 83% of our shares of common stock. A subsidiary of MFC Bancorp Ltd. also owns 60,000 shares of our preferred stock.

Unless otherwise indicated, all references to "we", "us", "our" and "Trimaine" means Trimaine Holdings, Inc. and our subsidiaries.

Business Overview

We operate in the financial services industry. As part of the financial services industry, we have certain real estate assets which are held for sale. All of our real estate assets are located in the Puget Sound region of the State of Washington, are undeveloped and a substantial portion are in a pre-development state. We intend, as opportunities arise, to monetize our real estate assets to finance the acquisition of interests in operating businesses. We may also acquire additional real estate assets. We intend to develop some of our undeveloped real estate properties, and in certain instances may participate in development joint venture arrangements as an interim step in the sale or monetization of a property, and will continue pre-development work on the properties to the extent necessary to protect or enhance their value.

During the year ended December 31, 2003, our remaining property in Gig Harbor (approximately 47 acres) was sold.

Our undeveloped real estate properties are located in the Puget Sound region of Washington State and consist of three parcels totalling approximately 42 acres which are zoned for neighbourhood retail and light industrial. One parcel totalling approximately 3 acres is zoned for high residential use. We are seeking to sell these parcels and do not intend to fully develop the majority of them prior to sale. We typically engage in such preliminary development work as is necessary to maximize the value of the parcels prior to their sale.

Government Regulations

The development of real property in the State of Washington is subject to multiple layers of government regulation, including state law and certain ordinances of the city and county where the property is located. Environmental regulations at the federal, state and local levels with regard to wetlands, stormwater retention and discharge, wildlife, tree preservation, slopes and groundwater recharge have greatly increased the cost and uncertainty related to the development of property in the State of Washington and have lengthened the time necessary to receive development permits. Consequently, fewer developers are buying property in the State of Washington and these developers tend to wait until the permitting process is near completion before committing to a purchase.

The type and intensity of development of real property in the State of Washington is subject to the comprehensive plan and zoning designation of the property within the city or county in which the property is located. Property development is also affected by sensitive areas, such as wetlands, streams or wildlife habitat, located on the site. Both the local government and the Army Corps of Engineers have jurisdiction over wetland areas. Upon delivery of a development proposal, the appropriate government agency will examine the site and delineate wetland areas. These areas must either be left undisturbed with sufficient buffers for protection or a mitigation plan for the designated areas must be approved. Due to the broad definition of wetlands, it is common for undeveloped property in the western Washington area to have some wetlands designated. The majority of our properties have had some wetland areas designated.

In 1990, the Washington State legislature passed the Growth Management Act to "guide the development and adoption of comprehensive plans and development regulations" in the State of Washington. The goal of the comprehensive development plans is to, among other things, reduce the development density in rural areas, encourage affordable housing and a variety of housing densities, maintain and conserve natural resource industries and lands and protect and enhance the environment and the availability of water. Under the Growth Management Act, the counties in which our properties are located have a several year period in which to develop county-wide growth plans that will designate those areas in which growth will be accommodated over the next 20 years. As a result of the uncertainty which has arisen from the formulation of these growth plans, the permitting process relating to the development of property in these counties has been delayed. We believe, however, that all of our properties are located in areas where additional growth will be permitted. We intend to use the proceeds from the sale or monetization of our real estate assets to acquire controlling equity interests in operating businesses. In addition, we may seek to exchange our real estate assets for equity interests in certain other companies. We will seek to acquire interests in those companies that we believe our expertise in financial restructuring and asset management will add value to our investment. In order to accomplish such acquisitions, we may engage in joint ventures with affiliated companies.

Employees

At December 31, 2003, we had no full-time employees. Our executive officers devote such time to our business as is required.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our Articles of Incorporation and Bylaws and Washington law contain provisions that could delay or prevent a change of control and could limit the market price of our common stock.

Our authorized capital stock consists of 125,000,000 shares consisting of 100,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of March 15, 2004, there are 15,217,097 shares of common stock are issued and outstanding and, 100,000 shares of Series B preferred stock have been designated, of which 60,000 are issued and outstanding. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we own real property we are subject to extensive governmental and environmental laws and regulations which might impose liability on us for the costs of removing or remediating various hazardous substances released on or in our property.

We are subject to extensive environmental laws and regulations. Because we own real property, various federal, state and local laws might impose liability on us for the cost of removing or remediating various hazardous substances released on or in our property. We may incur substantial costs to comply with current environmental requirements or new environmental laws that might be adopted. In addition, we may discover currently unknown environmental problems or conditions in the future and may incur substantial costs in correcting such problems or conditions. Environmental regulations at the federal, state and local levels with regard to wetlands, stormwater retention and discharge, wildlife, tree preservation, slopes and groundwater recharge have greatly increased the cost and uncertainty related to the development of property in the State of Washington, have lengthened the time necessary to receive development permits and may materially adversely affect the operations of our company. The development of real property in the State of Washington is subject to multiple layers of government regulation, including state law and certain ordinances of the city and county wherein the property is located.

Our properties are subject to real property taxes which may increase in the future as property tax rates change reducing the net amount earned by us on our sales of our properties.

Property taxes can increase and cause a decline in net property values. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could reduce the net amount earned by us on sales of our properties.

Certain of our marketable investments are held as available-for-sale securities which are stated at fair value. If a loss in value in available-for-sale securities is considered to be other than temporary it is recognized in the determination of net income.

We hold certain of our marketable investments as available-for-sale securities which are stated at fair value. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of comprehensive income until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income.

Should any legal proceedings be initiated against us in the future pursuant to which we are required to pay significant amounts under an order issued in or to settle such a proceeding, our results of operations and financial condition would be materially adversely affected.

Although we are not currently subject to any material legal proceedings, should legal proceedings be initiated against us in the future, whether in connection with environmental matters or otherwise, pursuant to which we are required to pay significant amounts under an order issued in or to settle such a proceeding, our results of operations and financial condition would be materially adversely affected.

Our future results could be adversely affected by a variety of other factors beyond our control.

Our future results could be adversely affected by a variety of other factors beyond our control, including, but not limited to:

- general economic and business conditions, including changes in interest rates;

- prices and other economic conditions;

- natural phenomena;

- actions by government authorities, including changes in government regulation;

- uncertainties associated with legal proceedings;

- future decisions by management in response to changing conditions;

- our ability to execute prospective business plans; and

- misjudgments in the course of preparing forward-looking statements.

Item 2. Properties.

Our office is located at Floor 21, Millennium Tower, Handelskai 94-96, A-1200, Vienna, Austria.

We believe that our existing facilities are adequate for our needs through the end of the year ended December 31, 2004. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Our undeveloped real estate properties are located in the Puget Sound region of Washington State and consist of three parcels totalling approximately 42 acres which are zoned for neighbourhood retail and light industrial. One parcel totalling approximately 3 acres is zoned for high residential use. We are seeking to sell these parcels and do not intend to fully develop the majority of them prior to sale. We typically engage in such preliminary development work as is necessary to maximize the value of the parcels prior to their sale.

Item 3 Legal Proceedings.

To our knowledge we are not a party to any litigation as at March 15, 2004. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock quoted on the OTC Bulletin Board under the symbol "TRMH". Since June 30, 1999, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2003	$0.55	$0.35
September 30, 2003	$0.49	$0.35
June 30, 2003	$0.45	$0.35
March 31, 2003	$0.35	$0.35
December 31, 2002	$0.45	$0.35
September 30, 2002	$0.37	$0.35
June 30, 2002	$0.45	$0.35
March 31, 2002	$0.37	$0.30

(1) These prices were taken from Canada StockWatch. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

Our common shares are issued in registered form. Intrawest Transfer Co., Inc. of 1983 E. 4800 South, PO Box 17136, Salt Lake City, Utah 84117, telephone: 801.272.9294; facsimile 801.277.3147 is the registrar and transfer agent for our common shares.

On March 15, 2004, the shareholders' list for our common stock showed 1,543 registered stockholders and 15,217,097 shares issued and outstanding. The closing sale price for our common stock on March 15, 2004, as reported on the OTC Bulletin Board, was $1.12.

Dividend Policy

During the year ended December 31, 2003, we did not pay any cash dividends to any holders of our shares of common stock. We did pay a dividend of $300,000 to the holder of our preferred stock.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent sales of unregistered securities

No securities were sold or issued by us during the quarter or the year ended December 31, 2003 without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2003, we purchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 6, 2003 to October 3, 2003	30,800(1)	$0.37	Nil	Nil

(1) We purchased these shares in open market transactions on the OTC Bulletin Board.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the five fiscal years ended December 31, 2003 is derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 of this annual report on Form 10-K. The statement of operations data and the balance sheet data are derived from our Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States. All amounts in the table are in thousands, except per share amounts.

Fiscal Year Ended December 31(1)
(in thousands)
	2003	2002	2001	2000	1999
OPERATING DATA
Sales of Real Estate	$2,150	$-	$-	$8,329	$225
Other Income	$20	$515	$273	$575	$361
General and Administrative Expenses	$406	$250	$1,951	$476	$409
Interest expense	$11	$15	$16	$167	$861
Income (loss) from continuing operations	$529	$276	$(1,117)	$1,742	$4,822
Net income (loss)	$529	$276	$(1,117)	$1,742	$4,822

COMMON SHARE DATA(2)
Income (loss) from continuing operations per common share	$0.02	$-	$(0.09)	$0.09	$0.42
Net income (loss) per common share	$0.02	$-	$(0.09)	$0.09	$0.42
Weighted average common shares outstanding (in thousands)	15,226	15,292	15,627	15,838	10,893

BALANCE SHEET DATA
Working Capital	$5,149	$5,177	$5,301	$7,095	$4,080
Total assets	$40,975	$19,647	$28,747	$17,671	$17,843
Long-term obligations	$-	$-	$-	$-	$-
Total shareholders' equity	$32,002	$18,052	$23,266	$17,223	$14,885

(1) See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

(2) Basic and diluted common share data is the same.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Results of Operations for the fiscal years ended December 31, 2003 and December 31, 2002

Revenues for the year ended December 31, 2003 were $2.2 million, compared to $0.5 million for the year ended December 31, 2002, and consisted primarily of sales of real estate. In the year ended December 31, 2002 we did not sell any real estate. Revenues in the year ended December 31, 2002 consisted primarily of investment and interest income.

Costs and expenses for the year ended December 31, 2003 were $1.4 million, compared to $0.3 million for the year ended December 31, 2002. Costs related to real estate sales in the year ended December 31, 2003 was $0.9 million compared to nil in 2002, due to the sale of our real estate. General and administrative expenses increased to $0.4 million in year ended December 31, 2003 from $0.3 million in the year ended December 2002, primarily because the management fee charged by MFC Bancorp increased from $0.2 million for the year ended December 31, 2002 to $0.3 million for the year ended December 31, 2003.

We had net income of $0.5 million , or $0.02 per common share, in the year ended December 31, 2003 compared to a net income of $0.3 million, or nil per common share, during the year ended December 31, 2002.

Results of Operations for the fiscal years ended December 31, 2002 and December 31, 2001

Revenues for the year ended December 31, 2002 were $0.5 million, compared to $0.3 million for the year ended December 31, 2001, and consisted primarily of investment and interest income. In the years ended December 31, 2002 and 2001, we did not sell any real estate.

Costs and expenses for the year ended December 31, 2002 were $0.3 million, compared to $2.0 million for the year ended December 31, 2001. We had no costs related to real estate sales in the years ended December 31, 2002 and 2001. General and administrative expenses decreased to $0.3 million in the year ended December 31, 2002 from $2.0 million in the year ended December 31, 2001, primarily due to a decrease in consulting services. Interest expense decreased marginally in the year ended December 31, 2002 from the same period of 2001, primarily as a result of decreased indebtedness.

We had net income of $0.3 million, or nil per common share, in the year ended December 31, 2002. In the year ended December 31, 2001, we had a net loss of $1.1 million, or $0.09 per common share.

Liquidity and Capital Resources

We had cash and cash equivalents of $5.5 million at December 31, 2003, compared to $3.5 million at December 31, 2002.

Net cash provided by operating activities was $1.6 million in the year ended December 31, 2003, compared to cash used of $1.4 million in the year ended December 31, 2002. Net sales of real estate held for development and sale provided cash of $0.7 million in the year ended December 31, 2003, compared to $0.1 million used in net improvement of real estate in the year ended December 31, 2002. Accounts payable and accrued liabilities used cash of $21,000 in the year ended December 31, 2003, compared to $0.1 million in the year ended December 31, 2002.

Investing activities provided cash of $0.7 million in the year ended December 31, 2003, as a result of the repayment of a loan to an unrelated corporation. Financing activities used cash of $0.3 million in the year ended December 31, 2003 and 2002 respectively. A repurchase by us of our shares used cash of $11,000 in the year ended December 31, 2003, compared to $28,000 the year ended December 31, 2002. We paid $0.3 million in dividends on our preferred stock in the years ended December 31, 2003 and 2002, respectively. We have no commitments for capital expenditures in relation to our undeveloped real estate, although we are required to provide funds for pre-development work on certain parcels in order to enhance their marketability and sale value. We believe that our assets should enable us to meet our current ongoing liquidity requirements.

Contractual Obligations and Off-balance sheet arrangements

We have no long-term debt, capital lease, operating lease, purchase or other long term commitments and liabilities. We have no commitments for capital expenditures in relation to our undeveloped real estate, although we are required to provide funds for pre-development work on certain parcels in order to enhance their marketability and sale value. We believe that our assets should enable us to meet its current ongoing liquidity requirements.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely make judgments and estimates about the effects of matters that are inherently uncertain. We have identified a certain accounting policy, described below, that is most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in this annual report.

Investments

We hold certain of our marketable investments as available-for-sale securities which are stated at fair value. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of comprehensive income until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 147 gives guidance on accounting for the acquisition of financial institutions (effective for acquisitions on or after October 1,2002). Statement of Financial Accounting Standards No. 148 clarifies treatment of stock-based compensation (effective for fiscal years ending after December 15, 2002). Statement of Financial Accounting Standards No. 149 amends existing standards on derivatives (effective for derivatives entered into or modified after June 30, 2003). Statement of Financial Accounting Standards No. 150 gives guidance on the accounting for certain financial instruments with characteristics of both liabilities and equity (effective for financial instruments entered into after May 31, 2003). Financial Accounting Standards Board Interpretation No. 46 requires consolidation of certain variable interest entities (effective for fiscal years ending after December 15, 2003). These new standards do not have an effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could impact our results of operations and financial condition. We do not enter into derivative contracts for our own account to hedge against these risks.

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of the fixed interest rate financial instruments. An increase in market interest rates may decrease the fair value of the fixed interest rate financial instrument assets. A decrease in market interest rates may increase the fair value of the fixed interest rate financial instrument assets. Our financial instruments which may be sensitive to interest rate fluctuations include a note receivable, which was paid in full during the year ended December 31, 2003. Accordingly, we did not have financial instruments subject to interest rate risk in 2003. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2002 and expected cash flows from these instruments.

As at December 31, 2002 (in thousands)
			Expected Future Cash Flow
	Carrying Value	Fair Value	2003	2004	2005	2006	2007	Thereafter
Note receivable	$728	$728	$764	$0	$0	$0	$0	$0

Foreign Currency Exchange Rate Risk

The reporting currency of our company is the U.S. dollar. We hold certain financial instruments denominated in Canadian dollars. A depreciation of the Canadian dollar against the U.S. dollar will decrease the fair value of financial instrument assets. An appreciation of the Canadian dollar against the U.S. dollar will increase the fair value of financial instrument assets. Our financial instruments which may be sensitive to foreign currency exchange rate fluctuations are investments. The following tables provide information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2003 and 2002, respectively, and expected cash flows from these instruments.

As at December 31, 2003 (in thousands)
			Expected Future Cash Flow
	Carrying Value	Fair Value	2004	2005	2006	2007	2008	Thereafter
Investments(1)	$12	$12	$0	$0	$0	$0	$0	$12

(1) Investments consists of equity securities, which are denominated in Canadian dollars.

As at December 31, 2002 (in thousands)
			Expected Future Cash Flow
	Carrying Value	Fair Value	2003	2004	2005	2006	2007	Thereafter
Investments(1)	$14	$14	$0	$0	$0	$0	$0	$14

(1) Investments consists of equity securities, which are denominated in Canadian dollars.

Equity Price Risk

Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. Our financial instruments which may be sensitive to fluctuations in equity prices are investments. The following tables provide information about our exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2003 and 2002, respectively, and expected cash flows from these instruments.

As at December 31, 2003 (in thousands)
			Expected Future Cash Flow
	Carrying Value	Fair Value	2004	2005	2006	2007	2008	Thereafter
Investments(1)	$34,985	$34,985	$0	$0	$0	$0	$0	$34,985

(1) Investments consists of equity securities

As at December 31, 2002 (in thousands)
			Expected Future Cash Flow
	Carrying Value	Fair Value	2003	2004	2005	2006	2007	Thereafter
Investments(1)	$13,741	$13,741	$0	$0	$0	$0	$0	$13,741

(1) Investments consists of equity securities

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Data
(Amounts in thousands, except per share amounts)
Fiscal 2003	1st Quarter Fiscal 2003	2nd Quarter Fiscal 2003	3rd Quarter Fiscal 2003	4th Quarter Fiscal 2003	Fiscal 2003
Sales	$(38)	$44	$8	$2,156	$2,170
Net income (loss)	$(133)	$33	$(9)	$638	$529
Basic and diluted earnings (loss) per share	$(0.01)	$0.00	$(0.01)	$0.04	$0.02

Fiscal 2002	1st Quarter Fiscal 2002	2nd Quarter Fiscal 2002	3rd Quarter Fiscal 2002	4th Quarter Fiscal 2002	Fiscal 2002
Sales	$251	$30	$75	$159	$515
Net income (loss)	$90	$25	$(14)	$175	$276
Basic and diluted earnings (loss) per shares	$0.00	$0.00	$(0.01)	$0.01	$0.00

Financial Statements filed as part of this Annual Report on Form 10-K

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditors' Report dated February 25, 2004.

Consolidated Balance Sheets at December 31, 2003 and 2002.

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to the Consolidated Financial Statements.

PETERSON SULLIVAN PLLC

601 UNION STREET SUITE 2300 SEATTLE WA 98101	(206) 382-7777 FAX 382-7700 CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Trimaine Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Trimaine Holdings, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimaine Holdings, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Peterson Sullivan PLLC

Peterson Sullivan P.L.L.C.
February 25, 2004
Seattle, Washington

TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(In Thousands of Dollars)

ASSETS	2003	2002

Current Assets
Cash and cash equivalents	$ 5,464	$ 3,494
Note receivable	-	728
Real estate held for development and sale	526	1,242
Others	-	442

Total current assets	5,990	5,906
Investments	34,985	13,741

	$ 40,975	$ 19,647

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 34	$ 45
Accrued liabilities	168	178
Income taxes payable	87	-
Advances from affiliates	552	506

Total current liabilities	841	729
Deferred Income Tax Liability	8,132	866

	8,973	1,595
Shareholders' Equity
Preferred stock, Series B, $.01 par value 100,000
shares authorized, 60,000 issued and outstanding
at December 31, 2003 and 2002	1	1
Common stock, $.01 par value, 100,000,000 shares
authorized, 15,217,097 and 15,247,897 issued
and outstanding at December 31, 2003 and 2002	152	152
Additional paid-in capital	16,320	16,331
Accumulated deficit	(478)	(707)
Accumulated other comprehensive income	16,007	2,275

	32,002	18,052

	$ 40,975	$ 19,647

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2002 and 2001
(In Thousands of Dollars, Except Per Share Data)

	2003	2002	2001

Revenues
Sales of real estate	$ 2,150	$ -	$ -
Dividend and other	20	515	273
	2,170	515	273

Costs and expenses
Cost of real estate sold and related selling
costs	945	-	-
General and administrative	406	250	1,951
Interest	11	15	16

	1,362	265	1,967

Income (loss) before income tax
benefit (provision)	808	250	(1,694)
Income tax benefit (provision)	(279)	26	577

Net income (loss)	$ 529	$ 276	$ (1,117)

Basic earnings (loss) per common share	$ .02	$ -	$ (.09)

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2003, 2002 and 2001
(In Thousands of Dollars)

	2003	2002	2001

Net income (loss)	$ 529	$ 276	$ (1,117)

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) on securities
arising during the period	13,732	(5,162)	7,575

Comprehensive (loss) income	$ 14,261	$ (4,886)	$ 6,458

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2003, 2002 and 2001
(In Thousands of Dollars)

	Number of Common Shares	Common Stock	Number of Preferred Shares, Series B	Preferred Stock, Series B	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), Unrealized Income (Loss) on Securities	Total

Balance at December 31, 2000	15,837,808	$158	60,000	$1	$16,468	$734	$(138)	$17,223

Share repurchase	(515,111)	(5)	-	-	(110)	-	-	(115)

Current year change in other
comprehensive income (loss)		-	-	-	-	-	7,575	7,575
Net (loss) for the year	-	-	-	-	-	(1,117)	-	(1,117)
Dividend	-	-	-	-	-	(300)	-	(300)

Balance at December 31, 2001	15,322,697	153	60,000	1	16,358	(683)	7,437	23,266

Share repurchase	(74,800)	(1)	-	-	(27)	-	-	(28)
Current year change in other
comprehensive income (loss)	-	-	-	-	-	-	(5,162)	(5,162)
Net income for the year	-	-	-	-	-	276	-	276
Dividend	-	-	-	-	-	(300)	-	(300)

Balance at December 31, 2002	15,247,897	152	60,000	1	16,331	(707)	2,275	18,052

Share repurchase	(30,800)	-	-	-	(11)	-	-	(11)
Current year change in other
comprehensive income (loss)	-	-	-	-	-	-	13,732	13,732
Net income for the year	-	-	-	-	-	529	-	529
Dividend	-	-	-	-	-	(300)	-	(300)

Balance at December 31, 2003	15,217,097	$152	60,000	$1	$16,320	$(478)	$16,007	$32,002

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001
(In Thousands of Dollars)

	2003	2002	2001

Cash Flows from Operating Activities
Net income (loss)	$529	$276	$(1,117)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities
Dividend-in-kind	-	(46)	-
Changes in operating assets and liabilities
Real estate held for development and sale	716	(93)	(253)
Accounts receivable	-	-	3,481
Accounts payable and accrued liabilities	(21)	(116)	116
Income taxes payable	87	-	-
Amount due to affiliates	46	(1,085)	2,036
Deferred income tax liability	192	(26)	(577)
Other	4	(279)	(73)

Net cash flows from operating activities	1,553	(1,369)	3,613

Cash Flows from Investing Activity
(Increase) decrease in note receivable	728	(728)	-

Cash Flows from Financing Activities
Share repurchase	(11)	(28)	(115)
Dividend	(300)	(300)	(300)

Net cash flows from financing activities	(311)	(328)	(415)

Net increase (decrease) in cash and
cash equivalents	1,970	(2,425)	3,198

Cash and cash equivalents, beginning of year	3,494	5,919	2,721

Cash and cash equivalents, end of year	$5,464	$3,494	$5,919

Interest expense paid during years ended December 31, 2003, 2002 and 2001, was $11, $14 and $16, respectively.

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

Investments

The Company holds its marketable investments as available-for-sale securities which are stated at fair value. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of comprehensive income until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method to determine realized gains or losses.

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

Taxes on Income

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares; however, there were no dilutive securities for 2003, 2002 and 2001.

The weighted average number of shares outstanding was 15,225,530, 15,291,990 and 15,626,879 for the years ended December 31, 2003, 2002 and 2001, respectively. The income to compute the amount attributable to common shareholders includes the recognition of preferred stock dividends in arrears of $300 for each of the years ended December 31, 2003, 2002 and 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

New Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 147 gives guidance on accounting for the acquisition of financial institutions (effective for acquisitions on or after October 1, 2002). SFAS No. 148 clarifies treatment of stock-based compensation (effective for fiscal years ending after December 15, 2002). SFAS No. 149 amends existing standards on derivatives (effective for derivatives entered into or modified after June 30, 2003). SFAS No. 150 gives guidance on the accounting for certain financial instruments with characteristics of both liabilities and equity (effective for financial instruments entered into after May 31, 2003). Financial Accounting Standards Board Interpretation No. 46 requires consolidation of certain variable interest entities (effective for fiscal years ending after December 15, 2003). These new standards do not have an effect on the Company's consolidated financial statements.

TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars, Except for Per Share Amounts)

Note 2. Note Receivable

The Company had an unsecured note receivable for $728 stated at its principal balance at December 31, 2002, from an unrelated corporation. The note was due on demand and bore interest at 5% which was recognized when earned. The note was paid in full in 2003. There was no difference between fair value and principal balance at December 31, 2002.

Note 3. Investments

The Company has investments in available-for-sale securities which have been classified as long-term at December 31, 2003 and 2002. These securities may be summarized as follows:
	2003	2002

Fair value of securities at December 31 (of which $34,445 and $13,558 represents 1,870,000 shares of MFC common stock in 2003 and 2002, respectively)	$ 34,985	$ 13,741

Cost of securities at December 31 (of which $10,215 represents 1,870,000 shares of MFC common stock in 2003 and 2002)	10,732	10,293

Unrealized gain at December 31	$ 24,253	$ 3,448

The fair value and cost of securities at December 31, 2003, includes 67,500 shares of another subsidiary of MFC. Both the fair value and cost of these shares amount to $439 at December 31, 2003.

During 2001, the Company held 82,200 MFC Class A Preferred Shares, Series 1, which were converted into 1,370,000 common shares of MFC during 2001. The Company received $270 in dividends in 2001 on these shares.

TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars, Except for Per Share Amounts)

Note 4. Preferred Stock

The Company's Preferred Shares, Series B are voting and require that dividends be paid annually at 5% in arrears on December 31 (amounting to $300 at December 31, 2003). Should dividends not be paid as required, interest at 8% is to be accrued on the unpaid amount. The Company may redeem these shares at any time at an aggregate price which includes all unpaid dividends, accrued interest and a redemption premium of 10% based on the amount paid for the shares. Upon liquidation, these shares are entitled to receive the same amounts as redemption in priority to the common or other shares. As long as any of the Preferred Shares, Series B remain outstanding, the Company cannot pay dividends on common or other junior shares, redeem less than all of these shares or issue additional preferred stock unless all unpaid dividends including interest have been paid. In any event, no shares may be issued in priority to the Preferred Shares, Series B without the approval of the preferred shareholders. All 60,000 issued and outstanding shares are held by a subsidiary of MFC.

Note 5. Income Tax

The components of income tax expense from continuing operations for years ended December 31 are as follows:
	2003	2002	2001

Current	$ (87)	$ -	$ -
Deferred	(192)	26	577

Income tax benefit (provision)	$ (279)	$ 26	$ 577

The reconciliation of income tax computed at the U.S. federal statutory rate to the Company's effective tax for years ended December 31 is as follows:
	2003	2002	2001

Tax at U.S. statutory rate	$ (275)	$ (85)	$ 576

Nontaxable gains	-	92	-

Other	(4)	19	1

Income tax benefit (provision)	$ (279)	$ 26	$ 577

TRIMAINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars, Except for Per Share Amounts)

The significant components of the Company's net deferred tax liability are as follows:
	2003	2002

Available net operating loss carryforwards	$ -	$ 176

Comprehensive gain	(8,246)	(1,172)

Tax basis in real estate acquired in excess of carrying value	142	153

Other	(28)	(23)

Net deferred tax liability	$ (8,132)	$ (866)

Note 6. Transactions with Affiliates

MFC charged the Company a commission of $150 during 2003 on the sale of real estate.

MFC charged the Company a management fee of $250 during 2003 and $150 during both 2002 and 2001.

During 2002, the Company received a dividend-in-kind from MFC which was recorded at its fair value of $46. This amount is included in dividend and other income.

The Company acquired 107,952 of its common shares from MFC for $22 in cash during 2001.

The Company paid MFC $541 for investment management services during 2001.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at December 31, 2003 (being the end of the period covered by this annual report on Form 10-K) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors is divided into three classes. Directors are elected for three-year terms. Mr. Michael J. Smith and Mr. Simon Law are both Class II directors and each of their terms expire in 2005.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael J. Smith	President, Chief Executive Officer, Secretary and Director	56	January, 1994
Simon Law	Director	44	August 1, 2003

Michael J. Smith - President, Chief Executive Officer, Secretary and Director

Mr. Smith became President of our company during 1996 and has served as Chief Financial Officer and a director since January 1994. From that date until 1996, he was our Executive Vice President. Mr. Smith was Chief Financial Officer of Mercer International Inc. from May 1988 until 1996. He is President, Chief Executive Officer, and a director of MFC Bancorp Ltd., a public company with its common shares registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. MFC Bancorp is an international merchant banking company which has active investments in a wide range of business around the world. Mr. Smith is also the Chief Executive Officer, President, Chief Financial Officer and a director of Equidyne Corporation, , a public company with its common shares registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Equidyne is a company which until January 2004 focussed on the needle free drug delivery systems. Equidyne is in the process of seeking other business opportunities. Mr. Smith is also a director and officer of approximately 35 direct and indirect subsidiaries of MFC Bancorp.

Simon Law -Director

Mr. Law became a director of our company during 2003. Since 1990, he has been a director of Kelsion Secretarial and Consultants Ltd. in Hong Kong. This company provides corporate secretarial services, business/tax consulting and advisory services for China and other Asian regions.

Audit Committee Financial Expert

As our company is relatively inactive, we do not currently have an audit committee. Accordingly, our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the current size of our company.

Family Relationships

There are no family relationships among our directors or officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on the review of the copies of such reports received by our company, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, we believe that, with respect to its fiscal year ended December 31, 2003, all of its officers and directors filed all required reports under Section 16(a) in a timely manner.

Code of Ethics

Effective March 23, 2004, our company's board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company's Chief Executive Officer (being our principal executive officer and principal financial officer), our company's Controller (being our principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

(5) accountability for adherence to the Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct requires, among other things, that all of our company's personnel shall be accorded full access to our Chief Executive Officer or Audit Committee with respect to any matter which may arise relating to the Code of Ethics and Business Conduct. Further, all of our company's personnel are to be accorded full access to our company's Audit Committee if any such matter involves an alleged breach of the Code of Ethics and Business Conduct by the Chief Executive Officer.

Our Code of Ethics and Business Conduct is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will also provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Trimaine Holdings, Inc., c/o Suite 1620 - 400 Burrard Street, Vancouver, British Columbia, Canada V6C 3A6.

Item 11. Executive Compensation.

During the year ended December 31, 2003, Michael Smith served as an President and Chief Executive Officer of our company. Mr. Smith, being the Chief Executive Officer, is considered to be a named executive officer for the purposes of our executive compensation disclosure on this annual report on Form 10-K. No other executive officer received aggregate annual remuneration in excess of $100,000 during the year ended December 31, 2003

The following table shows, for the three-year period ended December 31, 2003, the cash and other compensation we paid to our Chief Executive Officer.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Michael Smith Chief Executive Officer	2003 2002 2001	Nil Nil $65,000	Nil Nil $150,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

Stock Options and SARs

We did not grant any stock options or stock appreciation rights to Mr. Smith during the year ended December 31, 2003. There were no exercises of any stock options or stock appreciation rights by Mr. Smith during the year ended December 31, 2003. There were no outstanding stock options or stock appreciation rights.

Compensation of Directors

Our directors do not receive cash compensation for their services as directors and we have no standard or other arrangements to pay our directors for their services as directors of our company. We reimburse our directors and officers for their expenses incurred in connection with their duties as directors and officers of our company.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On June 23, 1994 we entered into an employment agreement with Michael Smith for a period of 36 months with automatic one-month renewals, so that the agreement at all times has a remaining term of 36 months. The agreement provides for a base salary and other compensation as determined by our board of directors. The agreement contains change-in-control provisions pursuant to which, if a change in control (as defined in the agreement) occurs, Mr. Smith may only be discharged for cause. In the event Mr. Smith is terminated without cause or resigns for good reason (as defined in the agreement) within eighteen months of the change in control, he shall be entitled to a severance payment of three times his annual salary under the agreement and all unvested rights in any stock option or other benefit plans shall vest in full. If Mr. Smith is terminated without cause or resigns for good reason after eighteen months of the change in control, he shall be entitled to a severance payment of a proportionate amount based on the length of time remaining in the term of the agreement of three times his annual salary under the agreement and all unvested rights in any stock option or other benefit plans shall vest in full. In addition, Mr. Smith will continue to receive equivalent benefits as were provided at the date of termination for the remaining term of the agreement.

Compensation Committee Interworks and Insider Participation

During the year ended December 31, 2003, our compensation committee included Roy Zanatta and Young Soo Ko. On August 1, 2003, we appointed Simon Law to the compensation committee to fill the vacancy caused by the resignation of Young Soo Ko. On September 26, 2003, Roy Zanatta resigned from our compensation committee. No member is an employee or officer or former employee of our company. For the year ended December 31, 2003, no member of the compensation committee had any direct or indirect material interest in any transaction with our company in which the amount involved exceeded $60,000.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

The compensation committee of our board of directors determines compensation for our Chief Executive Officer, reviews and makes recommendations regarding compensation of executive officers, and supervises the administration of our equity plans for executives and all employees. During the year ended December 31, 2003, the committee included Roy Zanatta and Young Soo Ko. On August 1, 2003, we appointed Simon Law to the compensation committee to fill the vacancy caused by the resignation of Young Soo Ko. On September 26, 2003, Roy Zanatta resigned from our compensation committee.

Executive Compensation Objectives

On behalf of our board of directors, the compensation committee reviews and makes recommendations concerning:

1. the compensation policy with respect to our employees or any of its subsidiaries insuring that our company is in compliance with all legal compensation reporting requirements;

2. the compensation of our President and our Chief Executive Officer and other officers of our company;

3. management compensation programs including, stock option plans, incentive plans, and perquisites;

4. the annual, or more often if appropriate review of:

(a) management succession plans and process;

(b) performance appraisal and management and employee development programs;

(c) contingency plans in the event of the unexpected disability of key management; and

(d) proposed personnel changes involving officers reporting to the Chief Executive Officer.

Components of Compensation

During the year ended December 31, 2003, none of our executives received any salary or other compensation. In the future, in determining an executive officer's base salary, the compensation committee will take into account competitive market data for similar positions at similar companies, individual responsibilities and performance, and internal equity within our company.

CEO Compensation

Our Chief Executive Officer did not receive any base salary in the year ended December 31, 2003. In deciding on Mr. Smith's compensation for any fiscal year, the committee considers the company's performance, achievement and profitability.

THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS

Simon Law

Stock Price Performance Graph

The information set forth in the table and graph below compares the value of the our common stock to the Nasdaq Market Index and to the MG Industry Group Index for Real Estate Investment Trusts prepared by Media General Financial Services. Each of the total cumulative returns presented assumes a $100 investment on December 31, 1997.

COMPANY NAME OR INDEX	1998	1999	2000	2001	2002	2003
Trimaine Holdings, Inc.	100.00	99.87	40.01	192.06	224.07	294.49
REIT Residential	100.00	110.11	145.71	160.35	152.05	192.26
NASDAQ Market Index	100.00	176.37	110.86	88.37	61.64	92.68

Item 12. Security Ownership of Certain Beneficial Owners and Management.

We have set forth in the following table certain information regarding our common stock beneficially owned on March 15, 2004 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of March 15, 2004, we had outstanding approximately 15,217,097 shares of common stock and 60,000 preferred stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
MFC Bancorp Ltd. Floor 21, Millennium Tower Handelskai 94-96, A-1200 Vienna, Austria	12,648,908 common stock 60,000 preferred stock(2)	83.12% 100%
Michael Smith c/o Floor 21, Millennium Tower Handelskai 94-96, A-1200 Vienna, Austria	12,648,908(3) 60,000 preferred stock(2)(3)	83.12% 100%
Simon Law c/o Floor 21, Millennium Tower Handelskai 94-96, A-1200 Vienna, Austria	Nil	Nil
Directors and Executive Officers as a Group	12,648,908(3) 60,000 preferred stock(2)(3)	83.12% 100%

(1) Based on 15,217,097 shares of common stock issued and outstanding as of March 15, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes 60,000 Preferred Shares over which MFC Bancorp Ltd. shares voting and dispositive power with Drummond Financial Corporation. MFC Bancorp Ltd. beneficially owns 6% of the outstanding voting securities of Drummond Financial Corporation, comprised of shares of common stock of Drummond Financial Corporation as to which MFC Bancorp Ltd. shares voting and dispositve power with its wholly-owned subsidiaries Sutton Park International Limited and Ballinger Corporation, and all of Drummond Financial Corporation's Series 1, Preferred Stock.

(3) Michael Smith is the Chief Executive Officer, President and a director of MFC Bancorp Ltd. and exercises investment and dispositive power over the shares of our company, owned by MFC Bancorp Ltd.

Equity Plan Compensation Information

We have not adopted any equity compensation plans.

Item 13. Certain Relationships and Related Transactions.

Other than as set forth below, there are no material transactions with any of our directors, officers or control persons that have occurred during the last fiscal year.

During the year ended 2003, we paid a commission of $150,000 [2002 - $Nil, 2001 - $Nil] to MFC Bancorp Ltd. on the sale of real estate. We also paid $250,000 in management fees [2002 - $150,000, 2001 - $150,000] to MFC Bancorp Ltd. Our Chief Executive Officer, President, Secretary and a director, Michael Smith, is also the President, Chief Executive Officer, Secretary and a director of MFC Bancorp Ltd.

As at December 31, 2003, we had amounts payable to MFC Bancorp Ltd. and its subsidiaries of $552,526.

Item 14. Principal Accountant Fees and Services

Audit Fees

Our independent accountants, Peterson Sullivan PLLC, provided audit and other services during the years ended December 31, 2003 and 2002 as follows:
	Year Ended December, 2003	Percentage of Total Fees	Year Ended December, 2002	Percentage of Total Fees
Audit Fees	$40,286	57.4%	$29,411	59.3%
Audit-Related Fees	Nil	Nil	Nil	Nil
Tax Fees	$29,948	43.6%	$20,189	40.7%
All Other Fees	Nil	Nil	Nil	Nil
Total	$70,234	100%	$49,600	100%

Audit Fees. This category includes the fees for the examination of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements, and the preparation of an annual "management letter" on internal control matters.

Audit Related Fees. There were no audit-related fees incurred for the year ended December 31, 2003. This category would include the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. Audit related services are closely related to the financial audit process and primarily consist of statutory audits required by non-U.S. jurisdictions; audits of benefit plans; audits of vendors, licensees and customers to confirm that contract terms of pricing and payment are being met; internal control advisory services; work on registration statements filed with the U.S. Securities and Exchange Commission; and related accounting advice.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. There were no fees incurred during the year ended December 31, 2003.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Peterson Sullivan PLLC is engaged by our company or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee approved all audit related services, tax services and all other services rendered by Peterson Sullivan PLLC. The fees related to all of these other services did not exceed 50% of the total fees billed by Peterson Sullivan PLLC.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number/Description

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation dated November 5, 1993 (1)
3.3	Amendment to Articles of Incorporation dated April 22, 1994 (1)
3.4	Amendment to Articles of Incorporation dated April 14, 1995 (1)
3.5	Amendment to Articles of Incorporation dated July 10, 1996 (2)
3.6	Amendment to Articles of Incorporation dated March 23, 2000 (3)
3.7	Bylaws (1)
10.1	Debt Settlement Agreement with ICHOR Corporation dated September 30, 1997 (4)
10.2	Debt Settlement Agreement with ICHOR Corporation dated February 20, 1998 (4)
10.3	Purchase Agreement with MFC Merchant Bank S.A. dated January 4, 1999 (5)
14.1*	Code of Ethics
31*	Section 302 Certification of Michael Smith, dated March 30, 2004
32*	Section 906 Certification of Michael Smith, dated March 30, 2004
21.1	Subsidiaries of our company
Inverness Enterprises Ltd.
Trimaine Holdings Ltd.

* Filed herewith.

(1) Incorporated by reference to our Registration Statement on Form 10-SB.

(2) Incorporated by reference to our Form 8-K, as filed on June 27, 1996.

(3) Incorporated by reference to our Form 8-K, as filed on March 29, 2000.

(4) Incorporated by reference to the Schedule 13D/A with respect to shares of ICHOR Corporation dated March 13, 1998, as filed on March 16, 1998 (SEC File Number 005-47505).

(5) Incorporated by reference to the Schedule 13D/A with respect to shares of ICHOR Corporation dated January 4, 1999, as filed on January 14, 1999 (SEC File Number 005-47505)

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAINE HOLDINGS, INC.

By: /s/ Michael Smith
Michael J. Smith
President, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Michael Smith Michael Smith	President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 30, 2004

/s/ Simon Law Simon Law	Director	March 30, 2004