Form 10-Q
period 2004-03-31
TRIMAINE HOLDINGS INC
filed 2004-05-17
CIK 948727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-26354

TRIMAINE HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)
Washington (State or other jurisdiction of incorporation or organization)	91-1636980 (I.R.S. Employer Identification No.)

Unit 803, 8/F, Dina House, Ruttonjee Centre
11 Duddell Street, Central Hong Kong
(Address of office)

(852) 2537-3613
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2004

Common Stock, $0.01	15,217,097
par value

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIMAINE HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

TRIMAINE HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 31, 2004	December 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$5,344	$5,464
Real estate held for development and sale	526	526

Total current assets	5,870	5,990

Investments	47,295	34,985

	$53,165	$40,975

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$95	$34
Accrued liabilities	94	168
Income tax payable	31	87
Advance from affiliates	590	552

Total current liabilities	810	841

Deferred Income Tax Liability	12,333	8,132

	13,143	8,973

Shareholders' Equity
Preferred stock	1	1
Common stock	152	152
Additional paid-in capital	16,320	16,320
Deficit	(582)	(478)
Accumulated other comprehensive income	24,131	16,007

Total equity	40,022	32,002

	$53,165	$40,975

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statements of Operations and Deficit
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Revenues
Investment and other income	$6	$(38)

Costs and expenses
General and administrative expenses	135	103
Interest	6	2

	141	105

Loss before income tax	(135)	(143)

Income tax benefit	(31)	(10)

Net loss	(104)	(133)

Deficit, beginning of period	(478)	(707)
Dividends paid on preferred shares	-	(300)

Deficit, end of period	$(582)	$(1,140)

Basic loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

TRIMAINE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Net loss	$(104)	$(133)

Other comprehensive gain:
Unrealized gain on securities, net of taxes	8,124	497

Total comprehensive income	$8,020	$364

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Cash Flows from Operating Activities
Net loss	$(104)	$(133)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities

Changes in operating assets and liabilities:
Real estate held for development and sale	-	(7)
Accounts payable and accrued liabilities	(13)	68
Amount due to affiliates	38	59
Income tax liabilities	(56)	-
Deferred income tax liability	15	(10)
Other	-	37

Net cash provided by (used in) operating activities	(120)	14

Cash Flows from Investing Activities
Decrease in note receivable	-	700

Net cash provided by investing activities	-	700

Cash Flows from Financing Activities
Repurchases of common shares	-	(2)
Dividends paid on preferred shares	-	(300)

Net cash used in financing activities	-	(302)

Change in cash and cash equivalents	(120)	412
Cash and cash equivalents, beginning of period	5,464	3,494

Cash and cash equivalents, end of period	$5,344	$3,906

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Notes to Consolidated Financial Statements
March 31, 2004
(Unaudited)

Note 1. Basis of Presentation

The interim period consolidated financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and accompanying notes included in the Registrant's latest annual report on Form 10-K for the year ended December 31, 2003. In the opinion of the Registrant, the unaudited consolidated financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented. The results for the periods presented herein may not be indicative of the results for the entire year.

Note 2. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares outstanding was 15,217,097 and 15,242,230 for the three months ended March 31, 2004 and 2003, respectively. There were no potentially dilutive securities outstanding during the three months ended March 31, 2004 and 2003, respectively.

Note 3. Subsequent Event

As of May 10, 2004, the fair value of one of the Company's available-for-sale securities included in investments, due to market fluctuations, decreased by approximately $14.0 million since March 31, 2004, which in turn decreased the deferred tax liabilities by approximately $4.7 million and shareholders' equity by approximately 9.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of our company for the three months ended March 31, 2004 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the most recent annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the risk factors that are included in our annual report.

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

Results of Operations - Three Months Ended March 31, 2004

Revenues were $6,000 for the three months ended March 31, 2004 compared to ($38,000) for the same period in 2003.

Costs and expenses were $141,000 for the three months ended March 31, 2004 compared to $105,000 for the same period in 2003 and consisted primarily of general and administrative expenses. Interest expense increased marginally for the three months ended March 31, 2004 from the same period of 2003.

We had a net loss of $0.1 million for the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $5.3 million at March 31, 2004 compared to $5.5 million at December 31, 2003. We had real estate held for development and sale of $0.5 million at March 31, 2004 and at December 31, 2003, respectively.

Operating activities used cash of $120,000 for the three months ended March 31, 2004, compared to providing cash of $14,000 for the same period in 2003. A decrease in accounts payable and accrued liabilities used cash of $13,000 for the three months ended March 31, 2004, compared to an increase of the same providing cash of $68,000 for the same period in 2003. An increase in amounts due to affiliates provided cash of $38,000 for the three months ended March 31, 2004, compared to $59,000 for the same period in 2003.

Investing activities provided cash of nil for the three months ended March 31, 2004, compared to $700,000 for the same period in 2003 primarily as a result of repayments received on a note receivable.

Financing activities used cash of nil for the three months ended March 31, 2004, compared to $302,000 for the same period in 2003 primarily as a result of the payment of dividends on our preferred stock.

We have no commitments for capital expenditures in relation to our undeveloped real estate, although we may need to provide funds for pre-development work on certain parcels in order to enhance our marketability and sale value.

We believe that our assets should enable us to meet our current ongoing liquidity requirements.

Critical Accounting Policies

Reference is made to our annual report on Form 10-K for the fiscal year ended December 31, 2003 for information concerning critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could impact our results of operations and financial condition. We do not enter into derivative contracts for our own account to hedge against these risks. From the year ended December 31, 2003 to March 31, 2004 we have not experienced any material quantitative changes in market risk exposure, except for equity price risk as a result of market fluctuation.

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

Equity Price Risk

Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. Our financial instruments which may be sensitive to fluctuations in equity prices are investments. We are the sole beneficiary of a trust settlement agreement dated December 3, 2001 pursuant to which New Image Investments Co. Ltd. holds, as trustee, 1,870,000 shares of common stock in MFC Bancorp Ltd. New Image Investments has sole dispositive power over these shares. Please refer to Note 3 to our consolidated audited annual financial statements for the year ended December 31, 2003 for more information. The following tables provide information about our exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations as at March 31, 2004, December 31, 2003 and 2002, respectively, and expected cash flows from these instruments.

As at March 31, 2004 (in thousands)
			Expected Future Cash Flow
	Carrying Value	Fair Value	2004	2005	2006	2007	2008	Thereafter
Investments(1)	$47,295	$47,295	$0	$0	$0	$0	$0	$47,295

(1) Investments consists of equity securities. As of May 10, 2004, the fair value of investments decreased by approximately $14.0 million since March 31, 2004.

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

(1) Investments consists of equity securities

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as at March 31, 2004 (being the end of the period covered by this quarterly report on Form 10-Q) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge we are not a party to any litigation as at April 30, 2004. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number/Description

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation dated November 5, 1993 (1)
3.3	Amendment to Articles of Incorporation dated April 22, 1994 (1)
3.4	Amendment to Articles of Incorporation dated April 14, 1995 (1)
3.5	Amendment to Articles of Incorporation dated July 10, 1996 (2)
3.6	Amendment to Articles of Incorporation dated March 23, 2000 (3)
3.7	Bylaws (1)
10.1	Debt Settlement Agreement with ICHOR Corporation dated September 30, 1997 (4)
10.2	Debt Settlement Agreement with ICHOR Corporation dated February 20, 1998 (4)
14
10.3	Purchase Agreement with MFC Merchant Bank S.A. dated January 4, 1999 (5)
14.1	Code of Ethics (6)
31*	Section 302 Certification of Michael Smith, dated March 30, 2004
32*	Section 906 Certification of Michael Smith, dated March 30, 2004
21.1	Subsidiaries of our company
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

(6) Incorporated by reference to our Form 10-K, as filed on March 30, 2004.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2004

TRIMAINE HOLDINGS, INC.

By: /s/ Michael J. Smith
Michael J. Smith, President, Chief
Financial Officer and Director