Form 10-Q
period 2004-06-30
TRIMAINE HOLDINGS INC
filed 2004-08-16
CIK 948727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000–26354

TRIMAINE HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Washington	91-1636980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 803, Dina House, Ruttonjee Centre, 11 Duddell Street, Central, Hong Kong
(Address of office)

(852) 2537 3613
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No _____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _____________ No    X

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2004
Common Stock, $0.01 par value	15,217,097

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIMAINE HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

TRIMAINE HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$4,471	$5,464
Real estate held for development and sale	526	526
Other assets	14	000

Total current assets	5,011	5,990
Investments	35,395	34,985

	$40,406	$40,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$71	$34
Accrued liabilities	95	168
Income tax payable	77	87
Advance from affiliates	115	552

Total current liabilities	358	841
Deferred Income Tax Liability	8,279	8,132

	8,637	8,973
Shareholders' Equity
Preferred stock	1	1
Common stock	152	152
Additional paid-in capital	16,320	16,320
Deficit	(981)	(478)
Accumulated other comprehensive income	16,277	16,007

Total equity	31,769	32,002

	$40,406	$40,975

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statements of Operations and Deficit
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Revenues
Investment and other income	$18	$6

Costs and expenses
General and administrative expenses	206	174
Interest	8	4

	214	178

Loss before income tax	(196)	(172)
Income tax expenses (benefit)	7	(72)

Net loss	(203)	(100)
Deficit, beginning of period	(478)	(707)
Dividends paid on preferred shares	(300)	(300)

Deficit, end of period	$(981)	$(1,107)

Basic loss per share	$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statements of Operations and Deficit
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
Revenues
Investment and other income	$12	$44

Costs and expenses
General and administrative expenses	71	71
Interest	2	2

	73	73

Loss before income tax	(61)	(29)
Income tax expenses (benefit)	38	(62)

Net income (loss)	(99)	33
Deficit, beginning of period	(582)	(1,140)
Dividends paid on preferred shares	(300)	000

Deficit, end of period	$(981)	$(1,107)

Basic loss per share	$(0.02)	$0.00

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Net loss	$(203)	$(100)
Other comprehensive gain :
Unrealized gain on securities, net of taxes	270	1,294

Total comprehensive income	$67	$1,194

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
Net income (loss)	$(99)	$33
Other comprehensive gain(loss) :
Unrealized gain (loss) on securities, net of taxes	(7,854)	797

Total comprehensive income (loss)	$(7,953)	$830

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Cash Flows from Operating Activities
Net loss	$(203)	$(100)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Real estate held for development and sale	--	(16)
Accounts payable and accrued liabilities	(36)	25
Amount due to affiliates	(437)	172
Income tax liabilities	(10)	--
Deferred income tax liability	7	(72)
Other	(14)	(22)

Net cash used in operating activities	(693)	(13)
Cash Flows from Investing Activities
Decrease in note receivable	--	700

Net cash provided by investing activities	--	700
Cash Flows from Financing Activities
Repurchases of common shares	--	(9)
Dividends paid on preferred shares	(300)	(300)

Net cash used in financing activities	(300)	(309)

Change in cash and cash equivalents	(993)	378
Cash and cash equivalents, beginning of period	5,464	3,494

Cash and cash equivalents, end of period	$4,471	$3,872

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Notes to Consolidated Financial Statements
June 30, 2004
(Unaudited)

Note 1. Basis of Presentation

The interim period consolidated financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited consolidated financial statements and accompanying notes included in the Registrant’s latest annual report on Form 10–K for the year ended December 31, 2003. In the opinion of the Registrant, the unaudited consolidated financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented. The results for the periods presented herein may not be indicative of the results for the entire year.

Note 2. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares outstanding was 15,217,097 and 15,231,869 for the six months ended June 30, 2004 and 2003, respectively, and 15,217,097 and 15,221,622 for the three months ended June 30, 2004 and 2003, respectively. There were no potentially dilutive securities outstanding during the six months and three months ended June 30, 2004 and 2003, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of our company for the six months and three months ended June 30, 2004 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the most recent annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the risk factors that are included in our annual report.

We operate in the financial services industry. As part of the financial services industry, we have certain real estate assets which are held for sale. All of our real estate assets are located in the Puget Sound region of the State of Washington, are undeveloped and a substantial portion are in a pre-development state. We intend, as opportunities arise, to monetize our real estate assets to finance the acquisition of interests in operating businesses. We may also acquire additional real estate assets. We may participate in development joint venture arrangements as an interim step in the sale or monetization of a property, and will continue pre-development work on the properties to the extent necessary to protect or enhance their value.

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

Results of Operations – Six Months Ended June 30, 2004

Revenues were $18,000 for the six months ended June 30, 2004, compared to $6,000 for the same period in 2003, and primarily consists of interest income and investment income .

Costs and expenses were $214,000 for the six months ended June 30, 2004, compared to $178,000 for the same period in 2003 and consisted primarily of general and administrative expenses. Interest expense increased marginally for the six months ended June 30, 2004 from the same period of 2003.

We had a net loss of $0.2 million for the six months ended June 30, 2004, compared to $0.1 million for the same period in 2003.

Results of Operations – Three Months Ended June 30, 2004

Revenues were $12,000 for the three months ended June 30, 2004, compared to $44,000 for the same period in 2003, and primarily consists of interest income and investment income. A decrease in current period was due to a decrease in the average cash balance in the current period.

Costs and expenses were $73,000 for the three months ended June 30, 2004 and 2003, respectively and consisted primarily of general and administrative expenses. Interest expenses were $2,000 for the three months ended June 30, 2004 and 2003, respectively.

We had a net loss of $0.1 million for the three months ended June 30, 2004, compared to net income of $33,000 for the same period in 2003.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $4.5 million at June 30, 2004, compared to $5.5 million at December 31, 2003. We had real estate held for development and sale of $0.5 million at June 30, 2004 and at December 31, 2003, respectively.

Operating activities used cash of $693,000 for the six months ended June 30, 2004, compared to $13,000 for the same period in 2003. A decrease in accounts payable and accrued liabilities used cash of $36,000 for the six months ended June 30, 2004, compared to an increase of the same providing cash of $25,000 for the same period in 2003. A decrease in amounts due to affiliates used cash of $437,000 for the six months ended June 30, 2004, compared to an increase of the same providing cash of $172,000 for the same period in 2003.

Investing activities provided cash of nil for the six months ended June 30, 2004, compared to $700,000 for the same period in 2003 primarily as a result of repayments received on a note receivable.

Financing activities used cash of $300,000 for the six months ended June 30, 2004, compared to $309,000 for the same period in 2003, primarily as a result of the payment of dividends on our preferred stock.

We have no commitments for capital expenditures in relation to our undeveloped real estate, although we may need to provide funds for pre–development work on certain parcels in order to enhance our marketability and sale value.

We believe that our assets should enable us to meet our current ongoing liquidity requirements.

Critical Accounting Policies

Reference is made to our annual report on Form 10-K for the fiscal year ended December 31, 2003 for information concerning critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could impact our results of operations and financial condition. We do not enter into derivative contracts for our own account to hedge against these risks. From the year ended December 31, 2003 to June 30, 2004 we have not experienced any material quantitative changes in market risk exposure, except for equity price risk as a result of market fluctuation.

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

Equity Price Risk

Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. Our financial instruments which may be sensitive to fluctuations in equity prices are investments. The following tables provide information about our exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations as at June 30, 2004, December 31, 2003 and 2002, respectively, and expected cash flows from these instruments.

                                                 As at June 30, 2004
                                                   (in thousands)
                                                                           Expected Future Cash Flow
                        Carrying Value    Fair Value      2004     2005       2006     2007      2008     Thereafter
Investments(1)          $35,395           $35,395         $0       $0         $0       $0        $0       $35,395

(1)     Investments consists of equity securities.

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

(1)     Investments consists of equity securities

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as at June 30, 2004 (being the end of the period covered by this quarterly report on Form 10-Q) we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge we are not a party to any litigation as at July 31, 2004. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K

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

(b)    Reports on Form 8–K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2004

TRIMAINE HOLDINGS, INC.

By: /s/ Michael J. Smith
Michael J. Smith,
President, Chief Financial Officer and Director