Form 10-Q
period 2004-09-30
TRIMAINE HOLDINGS INC
filed 2004-11-15
CIK 948727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _________ No X

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2004
Common Stock, $0.01 par value	15,217,097

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIMAINE HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

TRIMAINE HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$4,266	$5,464
Real estate held for development and sale	526	526
Advance to affiliates	37	--
Other assets	7	--

Total current assets	4,836	5,990
Investments	34,893	34,985

	$39,729	$40,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$90	$34
Accrued liabilities	97	168
Income tax payable	--	87
Advance from affiliates	--	552

Total current liabilities	187	841
Deferred Income Tax Liability	8,090	8,132

	8,277	8,973
Shareholders' Equity
Preferred stock	1	1
Common stock	152	152
Additional paid-in capital	16,320	16,320
Deficit	(967)	(478)
Accumulated other comprehensive income	15,946	16,007

Total equity	31,452	32,002

	$39,729	$40,975

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statements of Operations and Deficit
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003

Revenues
Investment and other income	$25	$14

Costs and expenses
General and administrative expenses	291	192
Interest	10	7

	301	199

Loss before income tax	(276)	(185)
Income tax benefit	(87)	(76)

Net loss	(189)	(109)
Deficit, beginning of period	(478)	(707)
Dividends paid on preferred shares	(300)	(300)

Deficit, end of period	$(967)	$(1,116)

Basic loss per share	$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statements of Operations and Deficit
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003
Revenues
Investment and other income	$7	$8

Costs and expenses
General and administrative expenses	84	18
Interest	3	3

	87	21

Loss before income tax	(80)	(13)
Income tax benefit	(94)	(4)

Net income (loss)	14	(9)
Deficit, beginning of period	(981)	(1,107)

Deficit, end of period	$(967)	$(1,116)

Basic loss per share	$0.00	$(0.01)

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
Net loss	$(189)	$(109)
Other comprehensive gain (loss) :
Unrealized gain (loss) on securities, net of taxes	(61)	8,075

Total comprehensive income (loss)	$(250)	$7,966

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003
Net income (loss)	$14	$(9)
Other comprehensive gain(loss) :
Unrealized gain (loss) on securities, net of taxes	(331)	6,781

Total comprehensive income (loss)	$(317)	$6,772

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
Cash Flows from Operating Activities
Net loss	$(189)	$(109)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Real estate held for development and sale	--	(25)
Advances to affiliates	(37)	--
Accounts payable and accrued liabilities	(15)	22
Advances from affiliates	(552)	(237)
Income tax liabilities	(87)	--
Deferred income tax liability	(11)	(75)
Other	(7)	(10)

Net cash used in operating activities	(898)	(434)
Cash Flows from Investing Activities
Decrease in note receivable	--	728

Net cash provided by investing activities	--	728
Cash Flows from Financing Activities
Repurchases of common shares	--	(9)
Dividends paid on preferred shares	(300)	(300)

Net cash used in financing activities	(300)	(309)

Change in cash and cash equivalents	(1,198)	(15)
Cash and cash equivalents, beginning of period	5,464	3,494

Cash and cash equivalents, end of period	$4,266	$3,479

The accompanying notes are an integral part of these financial statements.

TRIMAINE HOLDINGS, INC.
Notes to Consolidated Financial Statements
September 30, 2004
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

Note 2.     Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares outstanding was 15,217,097 and 15,228,340 for the nine months ended September 30, 2004 and 2003, respectively, and 15,217,097 and 15,221,397 for the three months ended September 30, 2004 and 2003, respectively. There were no potentially dilutive securities outstanding during the nine months and three months ended September 30, 2004 and 2003, respectively.

Note 3.     Subsequent Event

On October 8, 2004, our board of directors approved a proposal to dissolve our company, subject to receiving approval of our shareholders. The decision to dissolve our company and distribute the cash and marketable securities to our shareholders is driven by the fees and expenses associated with being a public company and the limited opportunities in the State of Washington. The cost of dissolution is not expected to be material.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of our company for the nine months and three months ended September 30, 2004 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as the most recent annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

We operate in the financial services industry. As part of the financial services industry, we have certain real estate assets which are held for sale. All of our real estate assets are located in the Puget Sound region of the State of Washington, are undeveloped and a substantial portion are in a pre-development state. Our undeveloped real estate properties consist of three parcels totalling approximately 42 acres which are zoned for neighbourhood retail and light industrial. One parcel totalling approximately 3 acres is zoned for high residential use.

On October 8, 2004, we approved a proposal to dissolve our company, subject to receiving the approval of our shareholders. The decision to dissolve our company and distribute the cash and marketable securities to our shareholders is driven by the fees and expenses associated with being a public company and the limited opportunities in the State of Washington.

Washington law provides that, following the approval of the proposal to dissolve by our shareholders, our sole director may take such actions as he deems necessary in furtherance of the dissolution of our company and the wind up of its operations and affairs.

Our assets primarily consist of cash, marketable securities (including 1,870,000 common shares of MFC Bancorp Ltd. held in trust for the benefit of our company and Inverness Enterprises Ltd.) and our real estate holdings located in the State of Washington. We have two wholly-owned subsidiaries, TriMaine Holdings Ltd. (a British Columbia company) and Inverness Enterprises Ltd. (a British Columbia company). Inverness Enterprises Ltd. is the owner of 1,370,000 of the 1,870,000 common shares of MFC Bancorp Ltd. We intend to sell the real estate and, if necessary, a portion of the marketable securities and to distribute the cash, if any, after paying any outstanding expenses and liabilities and the amounts due to the holders of our preferred stock, and distribute the marketable securities in kind.

We do not anticipate that there will be any cash ultimately distributed to the holders of our common stock as we are required to pay approximately $6,900,000 to the holders of our shares of preferred stock who are entitled to receive (a) the amount of the paid-in capital of the preferred stock plus a 10% premium (approximately $6,600,000), (b) accrued and unpaid dividends (approximately $300,000), and (c) any interest. The availability of a cash distribution to the holders or our common stock may be further reduced by additional liabilities we may incur, the ultimate settlement amounts of any liabilities and our failure to achieve significant value for our real estate assets.

For complete details on our proposal to dissolve, refer to our amended definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 12, 2004.

Results of Operations – Nine Months Ended September 30, 2004

Revenues were $25,000 for the nine months ended September 30, 2004, compared to $14,000 for the same period in 2003, and primarily consists of interest income and investment income.

Costs and expenses were $301,000 for the nine months ended September 30, 2004, compared to $199,000 for the same period in 2003 and consisted primarily of general and administrative expenses. Interest expense increased marginally for the nine months ended September 30, 2004 from the same period of 2003.

We had net loss of $0.2 million, or $0.03 per common share, for the nine months ended September 30, 2004, compared to $0.1 million, or $0.02 per common share, for the same period in 2003.

Results of Operations – Three Months Ended September 30, 2004

Revenues were $7,000 for the three months ended September 30, 2004, compared to $8,000 for the same period in 2003, and primarily consists of interest income and investment income.

Costs and expenses were $87,000 for the three months ended September 30, 2004, compared to $21,000 in the same period in 2003, and consisted primarily of general and administrative expenses. Interest expenses were $3,000 for the three months ended September 30, 2004 and 2003, respectively.

We had net income of $14,000, or $0.00 per common share, for the three months ended September 30, 2004, compared to net loss of $9,000, or $0.01 per common share, for the same period in 2003.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $4.3 million at September 30, 2004 compared to $5.5 million at December 31, 2003. The decrease in cash was primarily due to the payment of a dividend on our preferred stock and repayments to affiliates. We had real estate held for development and sale of $0.5 million at September 30, 2004 and at December 31, 2003, respectively.

Operating activities used cash of $898,000 for the nine months ended September 30, 2004, compared to $434,000 for the same period in 2003. A decrease in accounts payable and accrued liabilities used cash of $15,000 for the nine months ended September 30, 2004, compared to an increase of the same providing cash of $22,000 for the same period in 2003. A decrease in advance from affiliates used cash of $552,000 for the nine months ended September 30, 2004, compared to $237,000 for the same period in 2003.

Investing activities provided cash of $nil for the nine months ended September 30, 2004, compared to $728,000 for the same period in 2003 primarily as a result of repayments received on a note receivable.

Financing activities used cash of $300,000 for the nine months ended September 30, 2004, compared to $309,000 for the same period in 2003 primarily as a result of the payment of dividends on our preferred stock.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to our annual report on Form 10K for the fiscal year ended December 31, 2003 for information concerning market risk.

ITEM 4.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as at September 30, 2004 (being the end of the period covered by this quarterly report on Form 10-Q) we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings.

To our knowledge we are not a party to any litigation as at November 12, 2004. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits

Exhibit Number/Description

   Exhibit          Number Description

2.1	Proposal to Dissolve (7)

3.1	Articles of Incorporation (1)

3.2	Amendment to Articles of Incorporation dated November 5, 1993 (1)

3.3	Amendment to Articles of Incorporation dated April 22, 1994 (1)

3.4	Amendment to Articles of Incorporation dated April 14, 1995 (1)

3.5	Amendment to Articles of Incorporation dated July 10, 1996 (2)

3.6	Amendment to Articles of Incorporation dated March 23, 2000 (3)

3.7	Bylaws (1)

10.1	Debt Settlement Agreement with ICHOR Corporation dated September 30, 1997 (4)

10.2	Debt Settlement Agreement with ICHOR Corporation dated February 20, 1998 (4)

10.3	Purchase Agreement with MFC Merchant Bank S.A. dated January 4, 1999 (5)

14.1	Code of Ethics (6)

31*	Section 302 Certification of Michael Smith, dated March 30, 2004

32*	Section 906 Certification of Michael Smith, dated March 30, 2004

21.1	Subsidiaries of our company

Inverness Enterprises Ltd. Trimaine Holdings Ltd.

* Filed herewith.

(1)         Incorporated by reference from our Registration Statement on Form 10-SB.

(2)         Incorporated by reference from our Form 8-K, as filed on June 27, 1996.

(3)         Incorporated by reference from our Form 8-K, as filed on March 29, 2000.

(4)         Incorporated by reference from the Schedule 13D/A with respect to shares of ICHOR Corporation dated March 13, 1998, as filed on March 16, 1998 (SEC File Number 005-47505).

(5)         Incorporated by reference from the Schedule 13D/A with respect to shares of ICHOR Corporation dated January 4, 1999, as filed on January 14, 1999 (SEC File Number 005-47505).

(6)         Incorporated by reference from our Form 10-K, as filed on March 30, 2004.

(7)         Incorporated by reference from our Amended Proxy Statement on Schedule 14A, as filed on November 12, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004

TRIMAINE HOLDINGS, INC.

By: /s/ Michael J. Smith
Michael J. Smith, President, Chief
Financial Officer and Director