Form 10-K
period 2004-12-31
TRIMAINE HOLDINGS INC
filed 2005-03-31
CIK 948727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26354*

TRIMAINE HOLDINGS, INC.
LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Washington State or other jurisdiction of incorporation or organization	91-1636980 (I.R.S. Employer Identification No.)

c/o BKM Capital LLC, 255 - 3540 West Sahara Avenue, Las Vegas, Nevada (Address of principal executive offices)	89102-5816 (Zip Code)

Registrant’s telephone number (702) 366-6342

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

        Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

2

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ] Yes     [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Note.– If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

* The TriMaine Holdings, Inc. Liquidating Trust is the distributee of the assets and liabilities of TriMaine Holdings, Inc. and files reports under the Commission file number assigned to TriMaine Holdings, Inc. TriMaine Holdings, Inc. filed a Form 15 on February 22, 2005, indicating its notice of termination of registration and filing requirements.

PART I

Item 1. Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Unless otherwise indicated, all references to “we”, “us”, “our” and “Trust” means the TriMaine Holdings, Inc. Liquidating Trust and “TriMaine” means TriMaine Holdings, Inc.

Overview

TriMaine was incorporated in the State of Washington on September 15, 1993 and commenced operations in April 1994. Until its dissolution, TriMaine was a subsidiary of MFC Bancorp Ltd., which owned approximately 83% of its shares of common stock. A subsidiary of MFC Bancorp Ltd. also owned the 60,000 shares of the preferred stock of TriMaine.

On October 8, 2004, the sole director of TriMaine adopted a Plan to Dissolve (the “Plan to Dissolve”) and directed that the Plan to Dissolve be submitted to TriMaine’s stockholders for approval. TriMaine’s stockholders subsequently approved the Plan to Dissolve at the 2004 Annual and Special Meeting of Stockholders held on December 9, 2004.

The Plan to Dissolve contemplates the orderly sale of all of TriMaine’s assets for cash or such other form of consideration as may be conveniently distributed to TriMaine’s stockholders and the payment of (or provision for) TriMaine’s liabilities and expenses, as well as the establishment of reserves to fund TriMaine’s contingent liabilities. The Plan to Dissolve gives TriMaine’s director, or a trustee appointed by the director, the power to sell any or all of the assets of TriMaine without further approval by the stockholders.

On December 29, 2004, TriMaine transferred its remaining assets to, and its remaining liabilities were assumed by, Mark Steinley (the “Trustee”), as trustee of the TriMaine Holdings, Inc. Liquidating Trust (the “Trust”), in accordance with the Plan to Dissolve and TriMaine was dissolved. The last day of trading of TriMaine’s common stock on the OTC Bulletin Board was December 30, 2004, and TriMaine’s stock transfer books were closed as of the close of business on that date. In addition, on February 22, 2005, TriMaine filed a Form 15 with the Securities and Exchange Commission to terminate the registration of TriMaine’s common stock under Section 12(b) of the Securities Exchange Act of 1934 and its obligation to file periodic reports with the Securities and Exchange Commission.

The Trust was established for the sole purpose of winding up TriMaine’s affairs and the liquidation of its assets with no objective to continue or engage in the conduct of a trade or business or cause any of TriMaine’s subsidiaries to continue or engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the Trust’s assets. Pursuant to the Liquidating Trust Agreement dated December 29, 2004 (the “Liquidating Trust Agreement”), each of TriMaine’s stockholders on December 30, 2004 (each, a “Beneficiary”) automatically became the holder of a proportionate share (the “Beneficial Interest”) of the assets of the Trust determined by the ratio of the number of shares of common stock held by the Beneficiary as of the close of business on December 30, 2004 over the total number of shares of common stock issued and outstanding on December 30, 2004. All outstanding shares of TriMaine’s common and preferred stock were automatically deemed cancelled on the effective date of the dissolution. TriMaine’s stockholders on December 30, 2004 were not required to take any action to receive their Beneficial Interest. The rights of Beneficiaries in their Beneficial Interest are not represented by any form of certificate or other instrument. The Trustee maintains a record of the name and address of each Beneficiary and such Beneficiary’s aggregate Beneficial Interest in the Trust. Subject to limited exceptions related to transfer by will, intestate succession or operation of law, the Beneficial Interests are not transferable.

The Trust will terminate upon the earliest of: (1) such time as termination is required by the applicable laws of the State of Washington; (2) the distribution of all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement; (3) a majority in interest of the Beneficiaries or the Trustee approves termination; or (4) the expiration of a period of three years from the date assets were first transferred to the Trust (but not before a final liquidation is made). The existence of the Trust may be extended to such later date as the Trustee may designate if he determines that an extension is reasonably necessary to fulfil the purpose of the Trust.

Business Overview

Prior to its dissolution, TriMaine operated in the financial services industry. As part of its financial services business, TriMaine had certain real estate assets which were held for sale. All of the real estate assets, which were transferred to the Trust, were undeveloped properties located in the Puget Sound region of Washington State and consisted of three parcels. Historically, it was the intention of TriMaine, as opportunities arose, to monetize the real estate assets to finance the acquisition of interests in operating businesses and to acquire additional real estate assets. TriMaine intended to develop some of its undeveloped real estate properties, and in certain instances participate in joint venture development arrangements as an interim step in the sale or monetization of a property, and to continue its pre-development work on the properties to the extent necessary to protect or enhance their value. During the period ended December 30, 2004, TriMaine sold its Somerset property for cash consideration of $600,000. On February 22, 2005, the Trust sold its remaining property for cash consideration of $275,000.

The other assets of TriMaine, which have also been transferred to the Trust, consist of cash and marketable securities, including 1,870,000 common shares of MFC Bancorp Ltd., registered in the name of the Trust and Inverness Enterprises Ltd., and 1,870,000 ordinary shares of Blue Earth Refineries, Inc. TriMaine had two wholly-owned subsidiaries, TriMaine Holdings Ltd. (a British Columbia company) and Inverness Enterprises Ltd. (a British Columbia company). TriMaine Holdings Ltd. (a British Columbia company) had no assets or liabilities and was dissolved on March 22, 2005. Inverness Enterprises Ltd. is the owner of 1,370,000 of the 1,870,000 common shares of MFC Bancorp Ltd.

Distributions and Proposed Distributions

The Trust will first net off the amount of $4.3 million due from MFC Bancorp Ltd. against the $6.9 million due to the holder of the preferred stock, New Image Investment Company Limited, a subsidiary of MFC Bancorp Ltd. The remaining cash and other assets other than 1,765,000 common shares of MFC Bancorp Ltd. and 1,870,000 ordinary shares of Blue Earth Refineries, Inc., will be used to pay any outstanding liabilities of the Trust and the remaining balance owed to the holder of the preferred stock.

Depending on the costs and any liabilities which come to the attention of the Trustee, the Trustee intends on distributing the 1,870,000 common shares of MFC Bancorp Ltd. and the 1,870,000 ordinary shares of Blue Earth Refineries, Inc. to the former preferred and common shareholders of TriMaine. The Trustee currently anticipates that 105,000 common shares of MFC Bancorp Ltd. will be distributed to settle the remaining amounts outstanding to the preferred shareholder, leaving 1,765,000 common shares of MFC Bancorp Ltd. and 1,870,000 ordinary shares of Blue Earth Refineries to be distributed to the former holders of TriMaine’s common stock.

Principal Offices

The principal office of the Trust is located at c/o BKM Capital, 255 — 3540 West Sahara Avenue, Las Vegas, Nevada 89102-5816.

Employees

At December 31, 2004, neither TriMaine nor the Trust had any full-time employees. The executive officers of TriMaine devoted such time to the business, prior to the dissolution, as was required and the Trustee of the Trust will devote such time as is required to complete the liquidation of TriMaine pursuant to the Liquidating Trust Agreement.

Tax Treatment

Because the Trust is classified as a liquidating trust, it will be treated as a grantor trust for Federal income tax purposes, and accordingly will not be subject to tax on any income or gain recognized by it. Each Beneficiary will be treated as the owner of his or her pro rata portion of each asset, including cash, received by and held by the Trust and will be required to take into account in computing his own taxable income, his or her pro rata share of each item of income, gain and loss of the Trust.

The Trust will issue an annual information statement to the Beneficiaries with tax information sufficient to enable Beneficiaries to complete their tax returns. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Reports to Beneficiaries and Meetings of Beneficiaries

The Trustee is required to provide to the Beneficiaries and to file with the Securities and Exchange Commission an annual report on Form 10-K and interim reports on Form 8-K whenever, in the opinion of the Trustee, a significant event relating to the Trust’s assets has occurred until the final liquidation is complete.

Generally, there will not be meetings of the Beneficiaries. However, the Trustee may at any time call a meeting of the Beneficiaries to be held at such time and at such place as the Trustee may determine. In addition, holders of a majority of the aggregate Beneficial Interests may require the Trustee to call a meeting of the Beneficiaries. Unless a different percentage is specified in the Liquidating Trust Agreement with respect to a particular matter or applicable law, the approval of Beneficiaries holding at least a majority of the Beneficial Interests is required to take action on any matter voted on by the Beneficiaries. Any Trustee may be removed at any time, with or without cause, by Beneficiaries having at least a majority of the Beneficial Interests.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us in connection with the liquidation of TriMaine. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. The Trustee undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. The Trustee cautions readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. Readers should also carefully consider the following factors.

The results of the liquidation could be adversely affected by a variety of factors beyond the Trustee’s control.

The results of the liquidation could be adversely affected by a variety of factors beyond the Trustee’s control, including, but not limited to: general economic and business conditions, including changes in interest rates; prices and other economic conditions; natural phenomena; actions by government authorities, including changes in government regulation; uncertainties associated with legal proceedings; and future decisions in response to changing conditions.

The Trustee cannot assure the amounts or timing of liquidating distributions.

If values of the Trustee’s assets decline, or if the costs and/or liabilities of the Trust exceed the Trustee’s current estimates, then the Plan to Dissolve may not yield liquidating distributions equal to or greater than the recent market prices of TriMaine’s shares of common stock.

The Beneficiaries could suffer financial losses if our liquidator performs inadequately.

In connection with the Plan to Dissolve, TriMaine engaged the Trustee to serve as our third-party liquidator. If the Trustee performs inadequately, the Beneficiaries could suffer financial harm resulting from unsatisfactory liquidation results, or the expenditure of financial and management resources to remedy any problems, each of which could materially adversely affect the amount and timing of liquidating distributions to the Beneficiaries.

Terms of sales of assets are not subject to approval of the Beneficiaries and may not be satisfactory to all Beneficiaries.

The Trustee has the authority to sell any and all of TriMaine’s assets on such terms as the Trustee determines appropriate. The Beneficiaries will have no opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales. As a result, the terms of sales of assets may not be satisfactory to all Beneficiaries.

Item 2. Properties.

The principal office of the Trust is located at c/o BKM Capital, 255 — 3540 West Sahara Avenue, Las Vegas, Nevada 89102-5816. We believe that our existing facilities are adequate for our needs through the end of the year ended December 31, 2005. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

TriMaine operated in the financial services industry. As part of its financial services business, TriMaine had certain real estate assets which were held for sale. All of the real estate assets, which were transferred to the Trust, were undeveloped properties located in the Puget Sound region of Washington State and consisted of three parcels. Historically, it was the intention of TriMaine, as opportunities arose, to monetize the real estate assets to finance the acquisition of interests in operating businesses and to acquire additional real estate assets. TriMaine intended to develop some of its undeveloped real estate properties, and in certain instances participate in joint venture development arrangements as an interim step in the sale or monetization of a property, and to continue its pre-development work on the properties to the extent necessary to protect or enhance their value. During the period ended December 30, 2004, TriMaine sold its Somerset property for cash consideration of $600,000. On February 22, 2005, the Trust sold its remaining property for cash consideration of $275,000.

Item 3. Legal Proceedings.

There are no legal proceedings to which the Trust is a party or with respect to which any of its assets is subject.

To our knowledge, TriMaine was not a party to any litigation as at December 30, 2004.

Item 4. Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Beneficiaries during the period ended December 31, 2004, through the solicitation of proxies or otherwise.

The stockholders of TriMaine approved the Plan to Dissolve at the 2004 Annual and Special Meeting of Stockholders held on December 9, 2004. Proxies were solicited by the management of TriMaine pursuant to Regulation 14A under the Act. The Schedule 14A sent by the Company to its shareholders set out the sole matter to be voted upon at the meeting being the proposal to dissolve the Company. The number of votes cast for this proposal was 12,828,104, the votes cast against this proposal was 73,195, and no votes were withheld.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities.

There is no public market for the sale of the Beneficial Interests of the Trust. The Trustee under the terms of the Liquidating Trust Agreement will not allow for the transfer of such ownership except by will, intestate succession or operation of law. At January 20, 2005, there were 1,481 record holders in the Trust.

Until December 30, 2004, TriMaine’s common stock was quoted on the OTC Bulletin Board under the symbol “TRMH”. The last day of trading of our common stock was December 30, 2004. On February 22, 2005, TriMaine filed a Form 15 with the Securities and Exchange Commission to terminate the registration of its common stock under Section 12(b) of the Securities Exchange Act of 1934 and its obligation to file periodic reports with the Securities and Exchange Commission. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2004	$2.01	$1.72
September 30, 2004	$1.55	$1.25
June 30, 2004	$1.85	$1.48
March 31, 2004	$2.00	$0.60
December 31, 2003	$0.55	$0.35
September 30, 2003	$0.49	$0.35
June 30, 2003	$0.45	$0.35
March 31, 2003	$0.35	$0.35

(1)	These prices were taken from Silicon Investor. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

Our common shares were issued in registered form and Intrawest Transfer Co., Inc., of 100 – 1981 East Murray Holladay Road, Salt Lake City, Utah 84117, telephone number 801-272-9294 and facsimile number 801-277-3147, was the registrar and transfer agent for the common stock of the Company.

On December 30, 2004, the shareholders’ list for our common stock showed 1,481 registered stockholders and 15,217,097 shares issued and outstanding. The last trade price for our common stock on December 30, 2004, as reported on the OTC Bulletin Board, was $2.01.

Dividend Policy

During the period ended December 30, 2004, we did not pay any cash dividends to any holders of our shares of common stock but accrued or paid a dividend of $598,361 to the holders of our preferred stock.

Recent Sales of Unregistered Securities

No securities were sold or issued by us during the quarter or the period ended December 30, 2004 without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the period ended December 30, 2004, TriMaine did not purchase any of its shares of common stock.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The Trust began operations as of December 29, 2004 and the Trust did not have any activities in 2004.

The selected consolidated financial data presented below for the five fiscal years ended December 31 is derived from TriMaine’s audited consolidated financial statements except for the fiscal period ended December 30, 2004 which consolidated financial statements were unaudited. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Item 7 of this annual report. The statement of operations data and the balance sheet data are derived from our Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States. All amounts in the table are in thousands, except per share amounts.

	Fiscal Year Ended December 31(1)(2) (in thousands)
	2004(2)		2003	2002	2001	2000
OPERATING DATA
Sales of Real Estate	$600		$2,150	$--	$--	$8,329
Other Income	$12,454	(4)	$20	$515	$273	$575
General and Administrative Expenses	$539		$406	$250	$1,951	$476
Interest expense	$48		$11	$15	$16	$167
Income (loss) from continuing operations	$11,419		$529	$276	$(1,117)	$1,742
Net income (loss)	$11,419		$529	$276	$(1,117)	$1,742
COMMON SHARE DATA(3)
Income (loss) from continuing operations	$0.75		$0.02	$--	$(0.09)	$0.09
per common share
Net income (loss) per common share	$0.75		$0.02	$--	$(0.09)	$0.09
Weighted average common shares	15,217		15,226	15,292	15,627	15,838
outstanding (in thousands)
BALANCE SHEET DATA
Working Capital	N/A		$5,149	$5,177	$5,301	$7,095
Total assets	N/A		$40,975	$19,647	$28,747	$17,671
Long-term obligations	N/A		$--	$--	$--	$--
Total shareholders' equity	N/A		$32,002	$18,052	$23,266	$17,223

(1)	See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(2)	For 2004, the fiscal period ended December 30, 2004 and the statements are unaudited.

(3)	Basic and diluted common share data is the same.

(4)	Includes unrealized gain on investment valuation amount $12.5 million.

Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operation.

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report.

As a result of the adoption of the Plan to Dissolve and its approval by TriMaine’s stockholders, the Trust adopted the liquidation basis of accounting for all periods subsequent to December 29, 2004. In accordance with the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Factors that may cause such variations include, among other factors, the possibility that assets may not be sold on the terms currently provided, and the other risk factors discussed in this annual report.

The Trust

On December 9, 2004, the shareholders of TriMaine approved the Plan to Dissolve. On December 29, 2004, TriMaine transferred all of its assets to, and its remaining liabilities were assumed by, the Trust and TriMaine was dissolved. The last day for trading of TriMaine’s common stock on the OTC Bulletin Board was December 30, 2004. On February 22, 2005, TriMaine filed a Form 15 with the Securities and Exchange Commission terminating the registration of TriMaine’s common stock under section 12(b) of the Securities Exchange Act of 1934 and its obligations to file periodic reports with the Securities and Exchange Commission.

Pursuant to the Plan to Dissolve, on December 29, 2004, TriMaine transferred the following remaining assets and liabilities to the Trust:

(in thousands)
Cash and cash equivalents	$ 51
Receivables	416
Real estate held for sale	240
Due from affiliates	4,278
Investments	22,889
Accounts payable	(40)
Accrued liabilities	(119)
Preferred stock redemption payable	(6,898)

Net assets in liquidation	$ 20,817

The Trust was established for the sole purpose of winding up TriMaine’s affairs and the liquidation of its assets. The Trust has sold all of TriMaine’s remaining real estate assets in 2005 and the Trust’s assets currently consist of cash and marketable securities.

The Trust will first net off the amount of $4.3 million due from MFC Bancorp Ltd. against the $6.9 million due to the holder of the preferred stock, New Image Investment Company Limited, a subsidiary of MFC Bancorp Ltd. The remaining cash and other assets other than 1,765,000 common shares of MFC Bancorp Ltd. and 1,870,000 ordinary shares of Blue Earth Refineries, Inc., will be used to pay any outstanding liabilities of the Trust and the remaining balance owed to the holder of the preferred stock.

After the distribution to the preferred shareholder, the Trustee anticipates that there will be 1,765,000 common shares of MFC Bancorp Ltd. and 1,870,000 ordinary shares of Blue Earth Refineries, Inc. available for distribution to the Beneficiaries who previously owned shares of common stock of TriMaine.

Results of Operations for TriMaine for the Fiscal Periods Ended December 30, 2004 and December 31, 2003

Revenues of TriMaine for the period ended December 30, 2004 were $13.1 million, compared to $2.2 million for the year ended December 31, 2003. Revenues for the period ended December 30, 2004 consisted primarily of sales proceeds of real estate of $0.6 million and unrealized gain on investment valuation amount $12.5 million.

Costs and expenses for the period ended December 30, 2004 were $1.6 million, compared to $1.4 million for the year ended December 31, 2003. Costs related to real estate sales for the period ended December 30, 2004 were $0.4 million compared to $0.9 million in 2003. General and administrative expenses increased to $0.5 million for the period ended December 30, 2004 from $0.4 million in the year ended December 2003.

TriMaine had net income of $11.4 million, or $0.75 per common share, for the period ended December 30, 2004 compared to $0.5 million, or $0.02 per common share, during the year ended December 31, 2003.

Results of Operations for the Fiscal Years Ended December 31, 2003 and December 31, 2002

Revenues of TriMaine for the year ended December 31, 2003 were $2.2 million, compared to $0.5 million for the year ended December 31, 2002, and consisted primarily of sales of real estate. In the year ended December 31, 2002, TriMaine did not sell any real estate.

Costs and expenses for the year ended December 31, 2003 were $1.4 million, compared to $0.3 million for the year ended December 31, 2002. The cost related to real estate sales in the year ended December 31, 2003 was $0.9. TriMaine had no costs related to real estate sales in the year ended December 31, 2002. General and administrative expenses increased to $0.4 million in the year ended December 31, 2003 from $0.3 million in the year ended December 31, 2002, primarily due to the management fee charged by MFC Bancorp increased from $0.2 million for the year ended December 31, 2002 to $0.3 million for the year ended December 31, 2003. Interest expense decreased marginally in the year ended December 31, 2003 from the same period of 2002, primarily as a result of decreased indebtedness.

TriMaine had net income of $0.5 million, or $0.02 per common share, in the year ended December 31, 2003. In the year ended December 31, 2002, TriMaine had a net income of $0.3 million, or nil per common share.

Contractual Obligations and Off-Balance Sheet Arrangements

TriMaine had no long-term debt, capital lease, operating lease, purchase or other long term commitments and liabilities. TriMaine had no commitments for capital expenditures in relation to our undeveloped real estate.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles required the Trust to adopt the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including a reserve for estimated costs during the period of liquidation of $80 at December 31, 2004, are stated at their anticipated settlement amounts. The reserve for estimated costs during the period of liquidation is included with accrued expenses in the statement of net assets in liquidation.

The valuation of investments as of December 31, 2004, is based on estimates as determined by independent appraisals. The valuations of other assets and liabilities under the liquidation basis of accounting are based on the Trustee’s estimates as of December 31, 2004. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Investments

The Trust holds its marketable investments as available-for-sale securities which are stated at fair value. Any unrealized holding gains or losses of available-for-sale securities are reported as a separate component of comprehensive income until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

TriMaine was exposed to market risk from changes in foreign currency exchange rates which could have impacted its results of operations and financial condition. TriMaine did not enter into derivative contracts for its own account to hedge against these risks.

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of the fixed interest rate financial instruments. An increase in market interest rates may decrease the fair value of the fixed interest rate financial instrument assets. A decrease in market interest rates may increase the fair value of the fixed interest rate financial instrument assets. TriMaine did not have financial instruments subject to interest rate risk in 2004 or 2003.

Foreign Currency Exchange Rate Risk

The reporting currency of TriMaine and the Trust is the United States dollar. The Trust holds certain financial instruments denominated in Canadian dollars. A depreciation of the Canadian dollar against the US dollar will decrease the fair value of financial instrument assets. An appreciation of the Canadian dollar against the US dollar will increase the fair value of financial instrument assets. Financial instruments which may be sensitive to foreign currency exchange rate fluctuations are investments. The following table provides information about exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at December 31, 2003, and expected cash flows from these instruments. As of December 31, 2004, there was no foreign currency exchange rate risk.

As at December 31, 2003 (in thousands)
			Expected Future Cash Flow
	Carrying Value	Fair Value	2004	2005	2006	2007	2008	Thereafter
Investments(1)	$12	$12	$0	$0	$0	$0	$0	$12

(1)	Investments consists of equity securities, which are denominated in Canadian dollars.

Equity Price Risk

Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. Financial instruments which may be sensitive to fluctuations in equity prices are investments. The following tables provide information about our exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2004 and 2003, respectively, and expected cash flows from these instruments. As of December 31, 2004, there was no equity price risk as the shares held by the Trust will be distributed to the beneficiaries in kind.

As at December 31, 2003 (in thousands)
			Expected Future Cash Flow
	Carrying Value	Fair Value	2004	2005	2006	2007	2008	Thereafter
Investments(1)	$34,985	$34,985	$0	$0	$0	$0	$0	$34,985

(1)	Investments consists of equity securities.

Item 8. Financial Statements and Supplementary Data.

Selected 2004 Quarterly Data (in thousands, except per share amounts)
Fiscal 2004	1st Quarter Fiscal 2004	2nd Quarter Fiscal 2004	3rd Quarter Fiscal 2004	4th Quarter Fiscal 2004	Fiscal 2004
Revenues	$ 6	$ 12	$ 7	$13,029(1)	$13,054
Net income (loss)	$(104)	$(99)	$14	$11,608	$11,419
Basic and diluted earnings (loss) per share	$(0.01)	$(0.02)	$0.00	$ 0.77	$ 0.75

(1)	Includes revaluation of investment.

Selected 2003 Quarterly Data (in thousands, except per share amounts)
Fiscal 2003	1st Quarter Fiscal 2003	2nd Quarter Fiscal 2003	3rd Quarter Fiscal 2003	4th Quarter Fiscal 2003	Fiscal 2003
Revenues	$(38)	$44	$ 8	$2,156	$2,170
Net income (loss)	$(133)	$33	$(9)	$ 638	$ 529
Basic and diluted earnings (loss) per shares	$(0.01)	$0.00	$(0.01)	$ 0.04	$ 0.02

Financial Statements filed as part of this Annual Report on Form 10-K

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting Principles applied on the liquidation basis of accounting.

The Independent Auditors’ Report dated March 25, 2005.

Statement of Net Assets in Liquidation at December 31, 2004.

Statement of Changes in Net Assets in Liquidation for the period from December 29, 2004 (inception) to December 31, 2004.

Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and BeneficiariesTriMaine
Holdings, Inc. Liquidating Trust

We have audited the accompanying statement of net assets in liquidation of the TriMaine Holdings, Inc. Liquidating Trust (“the Trust”) as of December 31, 2004, and the related statement of changes in net assets in liquidation for the period from December 29, 2004, to December 31, 2004. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Trust was established on December 29, 2004, to liquidate the assets and pay all liabilities of the Trust and, thus, the Trust prepares its financial statements on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Trust as of December 31, 2004, and the changes in its net assets in liquidation for the period from December 29, 2004, to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Peterson Sullivan PLLC

Seattle, Washington
March 25, 2005

TRIMAINE HOLDINGS, INC. LIQUIDATING TRUST
(A TRUST)

STATEMENT OF NET ASSETS IN LIQUIDATION
December 31, 2004
(In Thousands of Dollars)

ASSETS
Cash	$ 51
Receivables	416
Real estate held for sale	240
Due from a beneficiary	4,278
Investments	22,889

Total assets	27,874
LIABILITIES AND NET ASSETS IN LIQUIDATION
Accounts payable	40
Accrued expenses	119
Preferred stock redemption payable	6,898

Total liabilities	7,057

Net assets in liquidation	$20,817

See Notes to Financial Statements

TRIMAINE HOLDINGS, INC. LIQUIDATING TRUST
(A TRUST)

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
For the Period From December 29, 2004 (inception) to December 31, 2004
(In Thousands of Dollars, Except Per Unit and Unit Amounts)

Net assets at December 29, 2004 (inception)	$--
Transfer of net assets to the Trust	20,817
Net income (loss) for the period	--

Net assets at December 31, 2004	$20,817

Basic and diluted earnings per unit	$--

Weighted average number of units outstanding	15,217,097

See Notes to Financial Statements

TRIMAINE HOLDINGS, INC. LIQUIDATING TRUST
(A TRUST)

NOTES TO FINANCIAL STATEMENTS
(In Thousands of Dollars)

Note 1. Organization and Significant Accounting Policies

Organization

On December 29, 2004, the TriMaine Holdings, Inc. Liquidating Trust (“the Trust”) was established as a trust in the State of Washington. The Trust is the successor to TriMaine Holdings, Inc., a Washington corporation (“the Company”), which operated in the financial services industry. In 2004, the Company’s shareholders approved a plan of liquidation. The plan of liquidation contemplated the orderly sale of all of the Company’s assets for cash or such other form of consideration as may be conveniently distributed to the Company’s stockholders and the payment of (or provision for) the Company’s liabilities and expenses.

The Trust was established for the sole purpose of winding up the Company’s affairs, liquidating its assets, and paying its liabilities with no objective to continue or engage in the conduct of a trade or business or cause any subsidiary to continue or engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the Trust’s assets. All assets of the Company were transferred to, and its remaining liabilities assumed by, the Trust on December 29, 2004, and the Company was dissolved on December 30, 2004. Based on the date the Trust was established and the date assets were transferred to it, there was no net income or loss for the period ended December 31, 2004.

On the date of dissolution, stockholders of the Company (a “Beneficiary”) automatically became the holders of one unit of beneficial interest (a “Unit”) in the Trust for each share of Company common stock then held of record by such stockholders, and all outstanding shares of Company common stock were automatically deemed cancelled.  Stockholders of the Company on the record date were not required to take any action to receive their Units.  The rights of Beneficiaries in their Units are not represented by any form of certificate or other instrument. The Trustee maintains a record of the name and address of each Beneficiary and such Beneficiary’s aggregate Units in the Trust.  Subject to limited exceptions related to transfer by will, intestate succession, or operation of law, the Units are not transferable, nor does a Beneficiary have authority or power to sell or in any other manner dispose of any Units.

Prior to dissolution, the Company was an 83% owned subsidiary of MFC Bancorp Ltd. and its Subsidiaries (“MFC”). Subsequent to the dissolution MFC has an 83% interest in the Trust.

In addition, MFC owned all the preferred stock of the Company. The preferred stock of the Company was treated as a liability of the Trust in the amount of $6,898 at December 31, 2004, pursuant to the liquidation rights of the preferred stockholders. The amount due from a beneficiary is due from MFC and will be offset against the preferred stock redemption payable in 2005.

The Trust will terminate upon the earliest of: (1) such time as termination is required by the applicable laws of the State of Washington; (2) the distribution of all of the Trust’s assets in accordance with the terms of the liquidating trust agreement; (3) a majority in interest of the Beneficiaries or the Trustee approves termination; or (4) the expiration of a period of three years from the date assets were first transferred to the Trust (but not before a final liquidation is made). The existence of the Trust may be extended to such later date as the Trustee may designate if the Trustee determines that an extension is reasonably necessary to fulfil the purpose of the Trust.

Liquidation Basis of Accounting

Based on the Trust’s purpose (to liquidate remaining assets and settle outstanding liabilities), the Trust has adopted the liquidation basis of accounting.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including a reserve for estimated costs during the period of liquidation of $80 at December 31, 2004, are stated at their anticipated settlement amounts. The reserve for estimated costs during the period of liquidation is included with accrued expenses in the statement of net assets in liquidation.

The valuation of investments as of December 31, 2004, is based on estimates as determined by independent appraisals. The valuations of other assets and liabilities under the liquidation basis of accounting are based on the Trustees’ estimates as of December 31, 2004.  The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Cash

Cash includes a checking account held at a bank.

Investments

Investments at December 31, 2004, consist of stock in a publicly traded financial services company (MFC) in the amount of $22,440 and stock in a non-public company (Blue Earth Refineries, Inc.) in the amount of $449. Blue Earth Refineries, Inc. is involved in cobalt processing primarily in Uganda. These investments are recorded at their fair value as determined by an appraisal obtained by the Trustee. The Trust holds 1,870,000 shares (approximately 11%) of each company.

Real Estate Held for Sale

The real estate held for sale was sold in 2005 at its carrying value.

Taxes on Income

The Trust will be treated as a grantor trust and, accordingly, will not be subject to federal or state income tax on any income earned or gain recognized by the Trust. Each Beneficiary of the Trust will be treated as the owner of his or her allocable portion of each of the assets received and held by the Trust, and will be required to report on his or her federal and state income tax return his or her allocable share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.

Earnings Per Unit

Earnings per unit is computed by dividing income available to unit holders by the weighted average number of units outstanding in the period. As there are no dilutive securities outstanding, basic and diluted earnings per unit are the same.

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

New Accounting Standards

Accounting standards becoming effective subsequent to December 31, 2004, are not expected to have an effect on the Trust’s financial statements as the Trust uses the liquidation basis of accounting.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at December 30, 2004 (being the end of the period covered by this annual report) TriMaine has carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out with the participation of TriMaine’s pre-dissolution management, including its president and chief executive officer. Based upon that evaluation, TriMaine’s president and chief executive officer concluded that its disclosure controls and procedures were effective. With TriMaine’s dissolution on December 30, 2004, TriMaine’s assets were transferred to the Trust, its sole purpose is to liquidate such assets for the benefit of the Beneficiaries and will design and operate the necessary disclosure controls and procedures.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Trust has no directors or officers. As indicated in Item 1 of this annual report, Mark Steinley is the Trustee of the Trust. Under the Liquidating Trust Agreement, the Trustee is responsible for the liquidation and dissolution of the Trust’s assets and the Beneficiaries have no rights to participate in the control of such operations.

Mark Steinley has been a Vice President of MFC Bancorp Ltd. since 2004. From July 2002 to May 2004, Mr. Steinley was an independent consultant specializing in private equity and both the traditional and alternative energy generation industries. From January 2002 to July 2002, Mr. Steinley was the President and Chief Executive Officer of Angstrom Power Inc., a Vancouver based developer of micro-structured fuel cells. From June 2001 to January 2002, Mr. Steinley was the Entrepreneur-in-Residence at Chrysalix Energy L.P., an early stage venture capital firm focusing on fuel cell related fueling technology companies and from 1998 to June 2001, Mr. Steinley was responsible for equity investments in Canada and the western United States for ABB Equity Ventures. Mr. Steinley holds a B.Sc. in Electrical Engineering from the University of Saskatchewan and an M.B.A. from Marriott School of Management, Brigham Young University.

TriMaine’s board of directors was divided into three classes and directors were elected for three-year terms. As at December 30, 2004 and immediately prior to the dissolution of TriMaine, Michael J. Smith, a Class II director whose term would have expired in 2005, was the sole director of TriMaine.

Michael J. Smith — President, Chief Executive Officer, Secretary and Director

Mr. Smith became President of the Company during 1996 and has served as Chief Financial Officer and a director since January 1994. From that date until 1996, he was the Company’s Executive Vice President. Mr. Smith was Chief Financial Officer of Mercer International Inc. from May 1988 until 1996. He is President, Chief Executive Officer, and a director of MFC Bancorp Ltd., a public company with its common shares registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. MFC Bancorp is an international merchant banking company which has active investments in a wide range of business around the world. Mr. Smith is also the Chief Executive Officer, President, Chief Financial Officer, Secretary, a director and the Chairman of the Board of Directors of Cathay Merchant Group, Inc., a public company with its common shares registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Mr. Smith is also the Chief Executive Officer, President, Secretary and a director of Blue Earth Refineries Inc., a company with its common shares registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Mr. Smith is also a director and officer of approximately 35 direct and indirect subsidiaries of MFC Bancorp.

Audit Committee Financial Expert

As TriMaine was relatively inactive, it did not have an audit committee. TriMaine’s board of directors determined that it did not have a member of its audit committee that qualified as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B and that was “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

The members of TriMaine’s board of directors believed that they were collectively capable of analyzing and evaluating its financial statements and understanding internal controls and procedures for financial reporting. In addition, the TriMaine’s board of directors believed that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and was not warranted in the circumstances given TriMaine’s size at that time.

Family Relationships

There were no family relationships among the directors or officers of TriMaine. The Trustee has no family relationship with any prior directors or officers of TriMaine.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 required the officers and directors of TriMaine, and persons who owned more than ten percent of a registered class of equity securities in TriMaine, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders were required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on the review of the copies of such reports received by TriMaine, TriMaine believes that, with respect to its fiscal year ended December 31, 2004, all of its officers and directors (prior to the dissolution of TriMaine) filed all required reports under Section 16(a) in a timely manner.

Code of Ethics

Effective March 23, 2004, TriMaine’s board of directors adopted a Code of Ethics and Business Conduct that applied to, among other persons, TriMaine’s Chief Executive Officer (being the principal executive officer and principal financial officer), TriMaine’s Controller (being the principal accounting officer), as well as persons performing similar functions. As adopted, the Code of Ethics and Business Conduct set forth written standards that were designed to deter wrongdoing and to promote:

1.     honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.     full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by TriMaine;

3.     compliance with applicable governmental laws, rules and regulations;

4.     the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

5.     accountability for adherence to the Code of Ethics and Business Conduct.

TriMaine’s Code of Ethics and Business Conduct required, among other things, that all of its personnel be accorded full access to the Chief Executive Officer or Audit Committee with respect to any matter which may have arisen relating to the Code of Ethics and Business Conduct. Further, all of TriMaine’s personnel were to be accorded full access to its Audit Committee if any such matter involved an alleged breach of the Code of Ethics and Business Conduct by the Chief Executive Officer.

Item 11. Executive Compensation.

The Trust has no employees; however, it is managed pursuant to the Liquidating Trust Agreement with Mark Steinley as Trustee. The Trustee’s role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. The Trustee is compensated for such services at a rate of $6,000 per year. The Trustee shall also be reimbursed for all expenses incurred in the performance of the Trustee’s duties.

During the period ended December 30, 2004, until TriMaine was dissolved, Michael Smith served as its President and Chief Executive Officer. Mr. Smith, being the Chief Executive Officer, is considered to be a named executive officer for the purposes of our executive compensation disclosure on this annual report on Form 10-K. No other executive officer received aggregate annual remuneration in excess of $100,000 during the period ended December 30, 2004.

The following table shows, for the three-year period ended December 31, 2004, the cash and other compensation that was paid to the Chief Executive Officer of TriMaine.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)(1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Michael Smith Chief Executive Officer	2004 2003 2002	100,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

Stock Options and SARs

TriMaine did not grant any stock options or stock appreciation rights during the period ended December 30, 2004. There were no exercises of any stock options or stock appreciation rights during the period ended December 30, 2004. There were no outstanding stock options or stock appreciation rights outstanding as at December 30, 2004.

Compensation of Directors

The directors of TriMaine did not receive cash compensation for their services as directors and TriMaine did not have any standard or other arrangement to pay its directors for their services as directors. TriMaine reimbursed its directors and officers for their expenses incurred in connection with their duties as directors and officers of TriMaine.

Employment Contracts and Termination of Employment and Change in Control Arrangements

TriMaine entered into an employment agreement with Michael Smith for a period of 36 months with automatic one-month renewals, so that the agreement at all times had a remaining term of 36 months. The agreement provided for a base salary and other compensation as determined by the board of directors of TriMaine. The agreement contained change-in-control provisions pursuant to which, if a change in control (as defined in that agreement) occurred, Mr. Smith could only be discharged for cause. In the event Mr. Smith was terminated without cause or resigns for good reason (as defined in that agreement) within eighteen months of the change in control, he would have been entitled to a severance payment of three times his annual salary under that agreement and all unvested rights in any stock option or other benefit plans would have vested in full. This agreement has ceased to have effect as a result of the dissolution of TriMaine.

Compensation Committee

As TriMaine’s only executive officer waived his salary and there were no employees of TriMaine during the period ended December 30, 2004, TriMaine did not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

By virtue of its organization as a liquidating trust, the Trust has no outstanding securities possessing traditional voting rights. The following table sets forth, as of March 31, 2005, information with respect to the ownership of Beneficial Interests in the Trust by (i) the Trustee of the Trust, and (ii) each person who, to the knowledge of the Trustee, owned beneficially more than 5% of the Beneficial Interests in the Trust.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Mark Steinley c/o BKM Capital 255 - 3540 West Sahara Avenue Las Vegas, Nevada 89102-5816	Nil	Nil
MFC Bancorp Ltd. Suite 803, Dina House, Ruttonjee Centre 11 Duddell Street, Central, Hong Kong SA	12,648,908 Beneficial Interests (representing the common shares formerly owned)	83.12%

(1)	Based on 15,217,097 Beneficial Interests (representing common shares of TriMaine) outstanding as of March 31, 2005.

The following table sets forth certain information regarding the common stock of TriMaine beneficially owned on December 30, 2004 for: (i) each shareholder TriMaine knew to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of TriMaine’s executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of December 30, 2004, TriMaine had outstanding approximately 15,217,097 shares of common stock and 60,000 preferred stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
MFC Bancorp Ltd. Suite 803, Dina House, Ruttonjee Centre 11 Duddell Street, Central, Hong Kong SAR	12,648,908 common stock(2) 60,000 preferred stock(2)	83.12% 100%
Directors and Executive Officers as a Group	12,648,908(2)(3) 60,000 preferred stock(2)(3)	83.12% 100%

(1)	Based on 15,217,097 shares of common stock in TriMaine issued and outstanding as of December 30, 2004, the date of the dissolution of TriMaine. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	As of December 30, 2004, MFC Bancorp Ltd. retained the sole power to direct the vote of, and accordingly, had beneficial ownership of 12,648,908 common stock and 60,000 preferred stock in TriMaine. All of these shares were registered in the name of New Image Investment Company Limited.

(3)	Michael Smith is the Chief Executive Officer, President and a director of MFC Bancorp Ltd. and exercises investment and dispositive power over the shares of the Company, owned by MFC Bancorp Ltd.

Equity Plan Compensation Information

TriMaine did not adopt any equity compensation plans in 2004.

Item 13. Certain Relationships and Related Transactions.

There are no legal proceedings to which the Trust is a party or with respect to which any of its assets is subject.

Other than as set forth below, there are no material transactions with any of the directors, officers or control persons of TriMaine that occurred during the last fiscal year.

During the period ended December 30, 2004, TriMaine paid a commission of $Nil [2003 — $150,000, 2002 — $Nil] to MFC Bancorp Ltd. on the sale of real estate. TriMaine also paid $150,000 in management fees [2003 — $250,000, 2002 — $150,000] to MFC Bancorp Ltd. TriMaine’s Chief Executive Officer, President, Secretary and a director, Michael Smith, is also the President, Chief Executive Officer, Secretary and a director of MFC Bancorp Ltd.

As at December 31, 2004, we had amounts payable to us from MFC Bancorp Ltd. and its subsidiaries of $4.3 million.

As at December 31, 2004, we had amounts payable to a subsidiary of MFC Bancorp Ltd. of $6.9 million.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The independent accountants, Peterson Sullivan PLLC, provided audit and other services for TriMaine during the period ended December 30, 2004 and the year ended December 31, 2003 as follows:

	Period Ended December 30, 2004	Percentage of Total Fees	Year Ended December 31, 2003	Percentage of Total Fees
Audit Fees	$ 25,031	18.6%	$40,286	57.4%
Audit-Related Fees	Nil	Nil	Nil	Nil
Tax Fees	$109,759	81.4%	$29,948	43.6%
All Other Fees	Nil	Nil	Nil	Nil
Total	$134,790	100%	$70,234	100%

Audit Fees. This category includes the fees for the examination of the consolidated financial statements and the quarterly reviews of interim financial statements of TriMaine. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control matters.

Audit Related Fees. There were no audit-related fees incurred for the period ended December 30, 2004. This category would include the fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements of TriMaine. Audit related services are closely related to the financial audit process and primarily consist of statutory audits required by non-US jurisdictions; audits of benefit plans; audits of vendors, licensees and customers to confirm that contract terms of pricing and payment are being met; internal control advisory services; work on registration statements filed with the US Securities and Exchange Commission; and related accounting advice.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. There were no fees incurred during the period ended December 30, 2004.

The board of directors of TriMaine approved all audit related services, tax services and all other services rendered by Peterson Sullivan PLLC. The fees related to all of these other services did not exceed 50% of the total fees billed by Peterson Sullivan PLLC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number 3.1 3.2 3.3 3.4 3.5 3.6 3.7 3.8 10.1 10.2 10.3 10.4* 14.1 32 21.1	Description

Articles of Incorporation (1)

Amendment to Articles of Incorporation dated November 5, 1993 (1)

Amendment to Articles of Incorporation dated April 22, 1994 (1)

Amendment to Articles of Incorporation dated April 14, 1995 (1)

Amendment to Articles of Incorporation dated July 10, 1996 (2)

Amendment to Articles of Incorporation dated March 23, 2000 (3)>

Bylaws (1)

Articles of Dissolution (6)

Debt Settlement Agreement with ICHOR Corporation dated September 30, 1997 (4)

Debt Settlement Agreement with ICHOR Corporation dated February 20, 1998 (4)

Purchase Agreement with MFC Merchant Bank S.A. dated January 4, 1999 (5)

Liquidating Trust Agreement

Code of Ethics(7)

Section 906 Certification of Mark Steinley, dated March 31, 2005

Subsidiaries of the Company:
Inverness Enterprises Ltd.

* Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form 10-SB.

(2)	Incorporated by reference to our Form 8-K, as filed on June 27, 1996.

(3)	Incorporated by reference to our Form 8-K, as filed on March 29, 2000.

(4)	Incorporated by reference to the Schedule 13D/A with respect to shares of ICHOR Corporation dated March 13, 1998, as filed on March 16, 1998 (SEC File Number 005-47505).

(5)	Incorporated by reference to the Schedule 13D/A with respect to shares of ICHOR Corporation dated January 4, 1999, as filed on January 14, 1999 (SEC File Number 005-47505)

(6)	Incorporated by reference to our Form 8-K, as filed on January 7, 2005.

(7)	Incorporated by reference to our Form 10-K, as filed on March 30, 2004.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAINE HOLDINGS, INC. LIQUIDATING TRUST

By:	/s/ Mark C. Steinley Mark C. Steinley Trustee
Date:	March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark C. Steinley Mark C. Steinley Trustee
Date:	March 31, 2005